Form 10KSB
period 1997-12-31
PURSUIT VENTURE CORP
filed 1998-09-16
CIK 870751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10 - KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1997

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

          Commission file number: 33-38214-D

                          PURSUIT VENTURE CORPORATION
                          ---------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                            62-1458678
             --------                                            ----------
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


                 1621 Altivo Way, Los Angeles, California 90026
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (818) 980-0929
                                 --------------
                (Issuer's telephone number, including area code)

         Securities registered under Section 12(g) of the Exchange Act
                                      None
              --------------------------------------------------
                              Title of each class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No

Transitional Small Business Disclosure Format (Check one):  Yes      No X

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or or any amendment to this Form 10-KSB. _____

        State the issuers revenues for its most recent fiscal year. None

          State the aggregate market value of the voting stock held by nonaffiliates of the registrant.

              There is no market for the registrant's voting stock

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Date: December 31, 1997

      Common Stock, par value $0.001 per share. Shares outstanding 500,000

                          PURSUIT VENTURE CORPORATION

                                  FORM 10-KSB

                               DECEMBER 31, 1997


                                     INDEX


Part 1                                                                     Page

   Item 1  Description of Business                                           3
   Item 2  Description of Property                                           8
   Item 3  Legal Proceedings                                                 8
   Item 4  Submission of Matters to a Vote of Security Holders               8

Part II

   Item 5  Market for Common Equity and Related Stockholder Matters          8
   Item 6  Plan of Operation                                                 9
   Item 7  Financial Statements                                             10
   Item 8  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosures                                        19

Part III

   Item 9  Directors, Executive Officers, Promoters and Control Persons,
           Compliance with Section 16(a) of the Exchange Act                19
   Item 10 Executive Compensation                                           19
   Item 11 Security Ownership of Certain Beneficial Owners
           and Management                                                   19
   Item 12 Certain Relationships and Related Transactions.                  20

Part IV

   Item 13 Exhibits and Reports on Form 8-K                                 20

                                     PART I



ITEM 1:  DESCRIPTION OF BUSINESS

(a) and (b) Business Development and Business of Issuer

General

     Pursuit Venture Corporation (the "Company") is a Delaware corporation organized on December 7, 1990, for the purpose of identifying and acquiring a business opportunity which Management believes offers potential long-term growth. The Company will seek to acquire majority interests in an existing business or purchase assets which it will use to establish a business.

     The Company does not intend to become involved in any business which would require it to register as a securities broker-dealer under the Securities Exchange Act of 1934, as an investment advisor under the Investment Advisor's Act of 1940; or as an investment company under the Investment Company Act of 1940. Except as set forth herein under BUSINESS Forms of Combination, Management's discretion is otherwise unrestricted and it may participate in any business which may, in the opinion of Management, meet the business objectives discussed herein.

     Management believes that business opportunities will become available to the Company due primarily to its status as a publicly-held company, and its flexibility in structuring and participating in business opportunities. The Company has no agreement or understanding to acquire or participate in any business opportunity, nor does it currently have any opportunity under investigation. Decisions as to which business opportunity to pursue will be made by Management of the Company, which will in all probability act without the consent, vote, or approval of the Company's stockholders.

     The Company's offices are located at 1621 Altivo Way, Los Angeles, California 90026. Its telephone number is (818) 980-0929 and telecopier number is (818) 980-8746.

Business Plan

     The Company is a "shell" corporation which proposes to engage in the active search for a business combination or merger opportunity which, in the opinion of Management, will enhance stockholder value.

     Management believes that business opportunities will become available to the Company due primarily to its status as a publicly-held company, and its flexibility in structuring and participating in business opportunities. The proposed corporate structure of the Company has not been the subject of a feasibility study or market research nor is Management aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for target company stockholders. Therefore, there can be no assurance that a market exists for such a corporate vehicle. At present, there are no plans, agreements, understandings, or commitments to acquire or participate in any business opportunity nor has the Company solicited, received or considered any proposals regarding a possible combination or merger. Further, there can be no assurance that the Company will be successful in locating a suitable entity for a merger or that the Company will be able to consummate a combination.

Forms of Combination

     The manner in which the Company participates in a business opportunity is predicated on the nature of the opportunity, the respective needs and desires of the Company and the promoters of the combination, and the relative negotiating strength of the Company and such promoters. It is likely that a combination will take the form of a merger, consolidation, asset acquisition or some other form of combination. The otargeto entities may include private companies, partnerships, or sole proprietorships.

     In transacting a combination, a significant amount of additional shares of the Company's Common Stock may be issued. The Company is authorized to issue 5,000,000 shares of Common Stock of which 2,000,000 shares are issued and outstanding. In the event that a substantial number of shares are issued pursuant to a transaction, present Management and current stockholders may not have control of a majority of the voting shares of the Company. Further, as part of such a transaction, all or a majority of the Company's Management may be requested to relinquish their positions and new directors and officers may be appointed without a vote by stockholders. Moreover, no assurance can be given as to the experience or qualifications of such persons either in the operation of the activities of the Company or in the operation of the business, asset or property being combined.

     The Company does not propose to restrict its search for combination opportunities to any particular industry, and may, therefore, engage in essentially any business. Management contemplates that the Company will seek to merge with or acquire a target company with either assets or earnings, or both. The Company has not established a specific level of earnings or assets below which it would not consider a merger or acquisition with a target company.

     The Company intends to obtain, if possible, audited financial statements for the entity which it acquires. It is expected that audited financials will help Management to understand the financial position of the company it acquires and will also help the Company in complying with the financial reporting requirements of the Securities Exchange Act of 1934, if the acquisition would fall within the ambit of such law.

     It is anticipated that business opportunities will become available to the Company from various sources, including its Officers and Directors, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individuals other than its Officers and Directors to act as finders of opportunities for the Company.

Plan of Acquisition

     The Officers and Directors of the Company will undertake the analysis of business opportunities. Management will have unrestricted flexibility in seeking, analyzing and participating in business opportunities. In its efforts, Management intends to follow a systematic approach to identify its most suitable acquisition candidates.

     Management intends to concentrate on identifying any number of preliminary prospects which may be brought to its attention through present associations or unsolicited. Management will then apply certain broad criteria to the preliminary prospects. Essentially, this will entail a determination by Management whether or not the prospects are in an industry which appears promising and whether or not the prospects themselves have potential within their own industries.

     During this initial screening process, Management will ask and receive answers to questions framed to provide appropriate threshold information, depending upon the nature of the prospect's business. Such evaluation is not expected to be an in-depth analysis of the target company's operations, although it will encompass a look at most, if not all, of the same areas to be examined once if and when a target company is selected for an in-depth review. For example, at this stage, Management may look at a prospect's unaudited balance sheet. However, when a prospect is selected for an in-depth review, Management will review the prospect's audited financial statements. Nevertheless, Management anticipates this evaluation will entail a broad overview of the business of the target company and should allow a significant percentage of preliminary prospects to be eliminated from further consideration.

     Management will conduct an in depth analysis of five major areas of concern with respect to the target company as follows:

     1. Managerial and Financial Stability. Management will review audited financial statements of the target company and will also research the background of each director and member of management of the target company in order to discern whether the stability of the target company is such that further negotiations are warranted.

     2. Industry Status. Management will research the potential of the target company's industry. The concern here is whether the industry is in a growth, stagnant or declining stage.

     3. Production of Product. If the target company is a manufacturer, Management will review whether it has the necessary resources or access to the necessary resources and supplies to produce a quality product in a timely manner.

     4. Acceptance and Potential of Product. Management will review the acceptance of the target company's product in the market place. Management will also determine whether or not there is potential for the product to be workable and to fulfill its intended purpose.

     5. Development of Target Company. Management will review the target company's state of development (examples: start-up stage, established company, etc.).

     The foregoing is an outline of the areas of concern which most often arise and merit careful scrutiny by Management. Because of the possible varieties of target companies which may come to the attention of Management, additional factors will most likely be considered in any given analysis. Also, the procedures used in such a review are expected to vary depending upon the target company being analyzed. Management may select a target company for further negotiations even though the target may not receive a favorable evaluation in one or more of the five primary areas of concern.

     Management expects to enter into further negotiations with various target company managements following successful conclusion of the initial financial and evaluation studies. Negotiations with target company management will be expected to focus on the percentage of the Company which target company stockholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities.

     The  Company's  stockholders  will,  in  all  likelihood,   hold  a  lesser
percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's stockholders.

     Management does not intend to force an active participation in the affairs of the acquired company. However, Management will evaluate any opportunity offered for such participation if such participation was a necessary ingredient of a merger. It is not the intention of Management to seek such participation. Management will in all likelihood be requested to relinquish any voting control it may exercise prior to a merger to the present management of the business which is acquired.

     Current   Management  would  clearly  not  control  the  surviving  company following such a dilution and will not be in a position to demand an active participation and therefore would not participate unless invited to do so.

     The final stage of any merger or acquisition to be effected by the Company will require the Company to retain the services of counsel and a qualified accounting firm in order to properly effect the merger or acquisition. The Company may be expected to incur significant legal fees and accounting costs during the final stages of a merger or acquisition. Management intends to retain legal and accounting services only on an as-needed basis in the latter stages of a proposed merger or acquisition.

     The interests of Management is to increase stockholder value. If successful all the stockholders, including Management, will benefit. Management's objective is to issue restricted shares of the Company to acquire a private company which is a going concern. If Management is requested to sell a portion of its shares, give away a portion of its shares or cancel a portion of its shares to obtain such a merger, then Management will face a conflict of interest. Presently, Management has no plan on how to deal with this conflict and believes no general plan can be formulated at this time; this may adversely affect the Company's ability to successfully conclude a subsequent merger or acquisition. Conflict resolutions will otherwise be handled on a case-by-case basis. If the conflict cannot be resolved, litigation could therefore occur, which would likely damage the Company's prospects.

     There are no corporate policies, board resolutions or bylaws which deal with conflicts of interest with respect to the sale of shares of the company's shares by Management and none are anticipated to be placed into effect.

     Management cannot commit at this time as to whether a stockholder will have the right to vote to complete a merger/acquisition as the nature of the transaction, and the needs of the candidate will dictate the legal requirements of the transaction.

     In connection with the acquisition of a private business, the Company may not obtain an independent appraisal of the value of the acquired business. Such omission by the Company could result in overvaluation or other related errors which then could adversely effect the price paid by the Company for the private business. It is probable that an existing stockholder's future share values would be adversely effected by factors including but not limited to excess dilution, reduced dividends, if any, and a lack of market for shares.

     Should a stockholder wish to challenge the Company in Court to reverse a merger or otherwise assert damages against the Company's Management for neglect of fiduciary duties in the construction of a merger or acquisition, the legal remedy available to that stockholder under state corporate law will most likely be prohibitively expensive and time consuming.

     The Company has in effect no bylaws understandings, agreements or resolutions which prevent related party transactions. Such bylaws or resolutions could be changed by Management initiative. No such changes are presently being considered.

     There are no present plans, proposals, or arrangements to sell or issue additional shares of the Company prior to an acquisition or a merger.

Competition
-----------

     The Company will remain an insignificant participant among the firms which engage in mergers with and acquisitions of privately-held entities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's lack of working capital resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to its competitors.

Regulation and Taxation
-----------------------

     The Company could be subject to regulation under the Investment Company Act of 1940 in the event the Company obtains and continues to hold a minority interest in a number of entities. However, Management intends to seek at most one or two mergers or acquisitions and Management's plan of operation is based on the Company obtaining a controlling interest in any merger or acquisition target company and, accordingly, the Company may be required to discontinue any prospective merger or acquisition of any company in which a controlling interest will not be obtained.

     The Company could also be required to register under the Investment Company Act of 1940 in the event the Company comes within the definition of an
Investment   Company  contained  in  that  Act  due  to  its  assets  consisting principally of shareholdings held in a number of subsidiaries. Management intends to seek at most one or two mergers or acquisitions, which transactions will result in the Company holding only majority interest in subsidiaries.

     Any securities which the Company acquires in exchange for its Common Stock will be orestricted securitieso within the meaning of the Securities Act of 1933 (the o1933 Acto). If the Company elected to resell such securities, such sale could not proceed unless a Registration Statement had been declared effective by the Securities and Exchange Commission or an exemption from registration was available. Section 4(2) of the 1933 Act, which exempts sales of securities not involving a public offering, would in all likelihood be available since it is likely that any such sale would be a block sale to a private investor to raise additional capital. Although Management's plan of operation does not contemplate resale of securities acquired, in the event such a sale were necessary, the Company would be required to comply with the provisions of the 1933 Act.

     As a condition to a merger or acquisition, it is possible that the target company's management may request registration of the Company's Common Stock to be received by target company stockholders. In such event, the Company could incur significant registration costs. Management intends to require the target company to bear most, if not all, of the cost of any such registration. Alternatively, the Company may issue orestricted securitieso to a prospective target company, which securities may be subsequently registered for sale or sold in accordance with Rule 144 of the Securities Act of 1933.

     The Company intends to structure a merger or acquisition in such a manner as to minimize federal and state tax consequences to the Company and any target company.

     In the course of a merger or acquisition the Company may undertake, a substantial amount of attention will be focused upon federal and state tax consequences to both the Company and the target company. Presently, under the provisions of federal and various state tax laws, a qualified reorganization between business entities will generally result in tax-free treatment to the parties of the reorganization. This generally requires the company to acquire at least 80% of the combined voting power of the acquired company plus at least 80% of the total number of shares of all other classes of stock in exchange for the voting stock of the acquiring company.

     While the Company expects to structure any merger or acquisition in a manner which will minimize federal and state tax consequences to both the Company and the target company, there is no assurance that such a business combination will meet the statutory requirements of a re-organization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have a substantial adverse effect on the Company. Further, there is no assurance that federal and state tax laws may not be amended in the foreseeable future to preclude the Company, as well as others, from availing itself of the tax-free treatment presently afforded business entities engaged in mergers and acquisitions.

     As of the date hereof no arrangements for merger or acquisition have been made.

Employees

     The Company is a development stage operation and currently has no employees other than its sole director and officer. The need for employees and their availability will be addressed as circumstances warrant.

Property

     The Company utilizes the offices of its sole Officer and Director, Mr. Patrick C. Brooks. On a month-to-month basis. With effect from July 1, 1998, the Company pays Mr. Brooks a fee of $500 per month for this usage which includes the use of telephone, telecopier, computers, office fixtures and fittings, and secretarial services. Management does not foresee the need for separate offices until business circumstances dictate otherwise.

ITEM 2:  DECSRIPTION OF PROPERTY

None

ITEM 3:  LEGAL PROCEEDINGS

None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not applicable - the Company's stock is not traded publicly and no dividends have been paid.

ITEM 6:  PLAN OF OPERATION

     During the third quarter of 1998, the Company resumed its efforts to identify business opportunities consistent with its objectives. However, the Company's ability to opearte is significantly limited and adversely impacted by the absence of opereating funds. Against this background, the Company has been unsuccessful in identifying established and profitable operating companies which desire a public listing through a 'reverse-mergero.

     Additionally, within its sphere of opeartions, the Company competes with a variety of sources such as investment bankers and venture capitalists which are capitlized and possess significantly greater management resources. Therefore the Company's ability to achieve its stated objectives at the current time are, at best, tenuous. However, Management continues to use all available resources in its endeavours to successfully complete a business combination.


ITEM 7:  FINANCIAL STATEMENTS


     See Audited Financial Statements as follows.












                      THIS SPACE LEFT BLANK INTENTIONALLY

                             HENRY SCHIFFER, C.P.A.
                           A PROFESSIONAL CORPORATION
                        315 S. Beverly Drive, Suite 302
                        Beverly Hills, California 90212
                    Tel. (310) 286 6830 Fax. (310) 286 6840






                          INDEPENDENT AUDITOR'S REPORT



To The Board of Directors and Stockholders
Pursuit Venture Corporation

I have audited the accompanying balance sheets of Pursuit Venture Corporation at December 31, 1997 and 1996 and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of Pursuit Venture Corporation at December 31, 1997 and 1996 and the results of its operations, stockholders' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/ Henry Schiffer
-----------------------------
Henry Schiffer
Certified Public Accountant
July 16, 1998

                          PURSUIT VENTURE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996




                                     ASSETS


Current Assets:                                               1997       1996
---------------                                               ----       ----


Cash and equivalents                                               0          0
                                                             -------    -------

Total Assets                                                       0          0
                                                             =======    =======




LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
--------------------

Accounts payable and accrued expenses                         20,000     13,000


Stockholders' Equity:
---------------------

Preferred stock - 1,000,000 shares
         authorized; issued and outstanding
         none @ $0.01 par value                                 --         --
Common stock - 5,000,000 shares authorized;
         issued and outstanding 500,000 shares at
         December 31, 1997 and 270,000 shares at 1996
         @ $.001 par value  (Notes 1 and 2)                      500        270
Paid in capital (Note 2)                                      34,730     34,730
Deficit accumulated during the
         development stage                                   (55,230)   (48,000)
                                                             -------    -------

         Total Stockholders'Equity (Deficit)                 (20,000)   (13,000)
                                                             -------    -------

         Total Liabilities and Stockholders'Equity                 0          0
                                                             =======    =======

                          PURSUIT VENTURE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND
     FOR THE PERIOD FROM INCEPTION (DECEMBER 7, 1990) TO DECEMBER 31, 1997




                                              Year Ended   Period from Inception
                                          ---------------- (December 7, 1990) to
                                          1997        1996   December 31, 1997
                                          ----        ----   -----------------


Revenue:                                       0           0           0

Operating Expenses:

Expenses incurred in connection
   with securities registration                0           0      12,087
Officer and director fees                    230           0         230
Amortization of organization costs             0           0       5,000
Professional fees                              0           0       5,028
Travel expenses                                0           0       1,324
Transfer agent fees                            0           0       1,449
Accounting fees                            7,000       3,500      20,000
Other expenses                                 0           0      10,112

         Total operating expenses          7,230       3,500      55,230

Net (loss)                                (7,230)     (3,500)    (55,230)
                                        --------    --------    --------




Weighted number of shares outstanding    327,500     270,000     327,500
                                        ========    ========    ========



Net (loss) per share                        (.02)       (.01)       (.17)
                                        ========    ========    ========




                                   PURSUIT VENTURE CORPORATION
                                  (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
              FOR THE PERIOD FROM INCEPTION (DECEMBER 7, 1990) TO DECEMBER 31, 1997


                                                                              Deficit
                                                                            Accumulated
                                              Common Shares                   During      Total
                                            -----------------     Paid In   Development Stockholders'
                                            Shares     Amount     Capital      Stage      Equity
                                            ------     ------     -------      -----      ------
December 7, 1990
   Issuance of 270,000 units
   (consisting of one share of common
   stock and one warrant) for
   $0.0185185 cash per unit                 270,000        270      4,730          0       5,000

Net loss                                          0          0          0    (12,368)    (12,368)
                                            -------    -------    -------     -------     ------

Balance, December 31, 1990                  270,000        270      4,730    (12,368)     (7,368)

Net loss, year ended
   December 31, 1991                              0          0          0     (5,877)     (5,877)
                                            -------    -------    -------    -------     -------

Balance, December 31, 1991                  270,000        270      4,730    (18,245)    (13,245)

Net loss, year ended
   December 31, 1992                              0          0          0     (9,391)     (9,391)
                                            -------    -------    -------    -------     -------

Balance, December 31, 1992                  270,000        270      4,730    (27,636)    (22,636)

Paid in Capital (note 2)`                         0          0     30,000          0      30,000

Net loss, year ended
   December 31, 1993                              0          0          0     (5,846)     (5,846)
                                            -------    -------    -------    -------     -------

Balance, December 31, 1993                  270,000        270     34,730    (33,482)      1,518

Net loss, year ended
   December 31, 1994                              0          0          0     (6,600)     (6,600)
                                            -------    -------    -------    -------     -------

Balance, December 31, 1994                  270,000        270     34,730    (40,082)     (5,082)






                                 PURSUIT VENTURE CORPORATION
                                (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) (Continued)
            FOR THE PERIOD FROM INCEPTION (DECEMBER 7, 1990) TO DECEMBER 31, 1997


                                                                        Deficit
                                                                      Accumulated
                                        Common Shares                   During       Total
                                      -----------------     Paid In   Development Stockholders'
                                      Shares     Amount     Capital      Stage      Equity
                                      ------     ------     -------      -----      ------


Balance, December 31, 1994            270,000        270     34,730    (40,082)     (5,082)

Net loss, year ended
   December 31, 1995                        0          0          0     (4,418)     (4,418)
                                      -------    -------    -------    -------     -------

Balance, December 31, 1995            270,000        270     34,730    (44,500)     (9,500)

Net loss, year ended
   December 31, 1996                        0          0          0     (3,500)     (3,500)
                                      -------    -------    -------    -------     -------

Balance, December 31, 1996            270,000        270     34,730    (48,000)    (13,000)

Stock issued for officer
   and director fees                  230,000        230          0          0         230

Net loss, year ended
   December 31, 1997                        0          0          0     (7,230)     (7,230)
                                      -------    -------    -------    -------     -------

Balance, December 31, 1997            500,000        500     34,730    (55,230)    (20,000)
                                      =======    =======    =======     ======      ======


                                              14




                            PURSUIT VENTURE CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND
       FOR THE PERIOD FROM INCEPTION (DECEMBER 7, 1990) TO DECEMBER 31, 1997



                                                       Year Ended     Period from Inception
                                                    ----------------  (December 7, 1990) to
                                                     1997      1996     December 31, 1997
                                                     ----      ----     -----------------
CASH FLOWS FROM OPERATING
      ACTIVITIES

      Net (loss)                                   (7,230)    (3,500)        (55,230)

Adjustments to reconcile net (loss) to net cash (used) by operating activities

     Amortization of organization expenses              0          0           5,000
     Increase (decrease) in accounts payable
       and accrued expenses                         7,000      3,500          20,000

 NET CASH (USED) BY
   OPERATING ACTIVITIES                              (230)        (0)        (30,230)


CASH FLOWS FROM INVESTING ACTIVITIES
   Organization costs                                   0          0          (5,000)

CASH PROVIDED FROM
   INVESTING ACTIVITIES                                 0          0          (5,000)

CASH FLOWS FROM
   FINANCING ACTIVITIES
   Issuance of common stock                             0          0           5,000
   Common stock issued for services                   230          0             230
   Paid in capital from shareholders (Note 2)           0          0          30,000
   Borrowings of long-term debt,
     related party (Note 2)                             0          0               0

   NET CASH PROVIDED FROM
     FINANCING ACTIVITIES                             230          0          35,230

NET INCREASE (DECREASE) IN CASH                         0          0               0

CASH BALANCE, BEGINNING OF PERIOD                       0          0               0

CASH BALANCE, END OF PERIOD                             0          0               0
                                                  =======    =======         =======


                                         15

                          PURSUIT VENTURE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



Note 1    Summary of Significant Accounting Policies

          This summary of significant accounting policies of Pursuit Venture Corporation is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

          (a)  Organization and Business Activities:

               The Company was incorporated on December 7, 1990 under the laws of the State of Delaware.

               The  Company's   principal   purpose  is  to  seek  out  business
               opportunities, including acquisitions, that the Board of Directors, in its discretion, believes to be a potential for long term growth.

               Upon incorporation, the Company issued 270,000 shares of its common stock and 270,000 warrants to Fountain Colony Holding Corporation (formerly known as Argyle Funding, Incorporated) hereinafter oFountaino as its sole stockholder. Upon issuance of the shares, Fountain contributed $5,000 to the capital of the Company and advanced funds of $30,000 to the Company (see note
               2). Fountain created the Company for the express purpose of distributing its ounitso to the shareholders of Fountain in order to create a publicly-owned company to acquire a privately-held business which, in the opinion of management, has the potential for growth and profit. Each ounito consists of one share of common stock, $0.001 par value, and one warrant to purchase an additional share of common stock of the Company at an exercise price of $10 per share. During 1992, Fountain distributed 257,844 ounitso (and cash of $1,216 in lieu of units in certain instances) to the stockholders of Fountain based on their respective pro-rata ownership of Fountain. The warrants were never exercised and expired November 30, 1992.

               The Company is currently in the development stage. The Company has not as yet commenced any operations or identified any potential acquisition opportunities. There is no assurance that the Company will be able to acquire a satisfactory business on terms favorable to the Company or profitably operate any business so acquired.

          (b)  Organization costs:

               Organization costs consist of accounting and legal fees and are being amortized over a 60-month period.

          (c)  Fiscal Year:

               The Company operates on a calendar year basis.

                          PURSUIT VENTURE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



Note 1    Summary of Significant Accounting Policies (continued)

          (d)  Basis of Operation:

               The Company prepares its financial statements and federal income taxes on the accrual basis of accounting.

Note 2    Note due to Related Party

          The Company had an unsecured note payable to Fountain in the amount of $30,000. The note accrued interest at 10% per annum. In 1993 the shareholders of Fountain elected to cancel the note and all accrued interest and provide the funds to the Company as additional paid-in capital. The Company reversed all accrued interest payable to Fountain as an offset to expenses in 1993.

Note 3    Capital Structure

          The Company's Articles of Incorporation authorized two classes of stock; preferred and common. Preferred stock authorized; 1,000,000 shares at a par value of $.01. There are no issued and outstanding preferred shares. The terms, conditions, preferences and provisions of the preferred stock have not, as of this date, been established, but rather will be established by the Company's Board of Directors.

          The Company has 5,000,000 shares of common stock authorized at a par value of $.001. There are 500,000 shares issued and outstanding.

          During 1997 the Company issued 230,000 shares of common stock to its sole officer and director for services provided to the Company his sole capacity as the Company's board member, President, Chief Financial Officer and Secretary.

Note 4    Income Taxes

          At December 31, 1997, the Company has a federal operating loss carryforward of $55,230 for financial accounting and federal income tax purposes. Utilization of the net operating loss in any taxable year during the carryforward period may be subject to an annual limitation due to the ownership change limitations imposed by the tax law.

          The net operating losses will expire at various dates commencing in the year 2005 through 2012.

          The deferred tax asset consists of the future benefit of net operating loss carryforwards. A valuation allowance limits the recognition of the benefit of deferred tax assets until realization is reasonable assured by future profitability.

          The following is a summary of deferred taxes:

                   Deferred asset             $ 8,000
                   Valuation allowance         (8,000)
                                              -------
                                                    0
                                              =======

                          PURSUIT VENTURE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



Note 5    Options & Warrants

          The Company has not adopted a stock option plan. There are no warrants issued or outstanding.

Note 6    Commitments

          The Company has been provided minimal office space at no charge.

ITEM 8:          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 9:   DIRECTORS, EXECUTIVE OFFICERS,PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                                   MANAGEMENT

     The following sets forth information concerning the Directors and Officers of the Company:

                Name             Age                    Positions
                ----             ---                    ---------
         Patrick C. Brooks        52        Director, President, Chief Financial
                                            Officer and Secretary

     The following sets forth certain biographical information pertaining to the Directors and Officers of the Company:

Patrick C. Brooks

     Mr. Brooks was appointed sole officer and director of the Company in August 1997.

     Since 1988 Mr. Brooks has served as President of Home Indemnity Incorporated, a company he founded. Formerly, he served as Chairman and President of Bio-Dental Technologies Corporation, a publicly-held company traded on the NASDAQ Stock Exchange. Additionally, he served as joint principal and owner of Thunderbird Securities Corporation and Meridian Securities, Inc., both companies being securities-broker dealers licensed by the Securities and Exchange Commission and the N.A.S.D.

         From 1987 to 1990, Mr. Brooks was the promoter and sponsor of three publicly-held Business Investment Companies. In the fifteen years prior to 1987 he served in the casualty insurance industry in successively advancing underwriting positions with major European and American insurance companies.

ITEM 10:  EXECUTIVE COMPENSATION

     The Company issued 230,000 shares of its Common Stock to Mr. Brooks in lieu of cash compensation for the services he provided to the Company as of December 17, 1997. Mr. Brooks serves as sole Director, President, Chief Financial Officer and Secretary of the Company. Future compensation to the Directors and or Offices will be decided by the Board of Directors. Such transactions will not be conducted at arm's length.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than 10% of the outstanding Common Stock, by each director and by each executive officer of the Company. All shares are held beneficially and of record, and each recorded stockholder has sole voting, investment and dispositive power.

                                     Shares
                                  Beneficially              Percentage of
Name                                 Owned                   Shares Owned
----                                 -----                   ------------


Patrick C. Brooks (1)               230,000                      11.5

Directors and Officers as a Group   230,000                      11.5

----------
(1) Director and/or Officer of the Company


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 17, 1997, the Company issued 230,000 shares of its Common Stock, par value $.001, to its sole director and officer as compensation in lieu of a salary for the performance of his duties as a director and an officer of the Company. This transaction was not conducted in arm's length transaction.


                                    PART IV

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

Report on Form 8-K dated December 17, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                               PURSUIT VENTURE CORPORATION



                                               /s/ Patrick C. Brooks
                                               ---------------------------------
                                               Patrick C. Brooks
                                               Director, President and Secretary


Date:  July 16, 1998