Form 10QSB
period 1998-03-31
PURSUIT VENTURE CORP
filed 1998-09-16
CIK 870751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10 - QSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

          From the transition period from_________________to_________________

          Commission file number: 33-38214-D

                          PURSUIT VENTURE CORPORATION
                          ---------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                    33-38214-D              62-1458678
             --------                    ----------              ----------
  (State or Other Jurisdiction       Commission File No.      (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


                 1621 Altivo Way, Los Angeles, California 90026
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (818) 980-0929
                                 --------------
              (Registrant's telephone number, including area code)

          Registrant's Name or former address and former fiscal year, if changed since last Report:

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Date: March 31, 1998

     Common Stock, par value $0.001 per share. Shares outstanding: 500,000

     Transitional Small Business Disclosure Format (Check one): Yes    No X

                          PURSUIT VENTURE COTRPORATION
                         (A DEVELOPMENT STAGE COMPANY)


                                     INDEX


Part 1 FINANCIAL INFORMATION                                               Page

    Item 1.  Financial Statements
                  Balance Sheets
                    March 31, 1998
                    December 31, 1997                                         3

                 Statements of Operations
                    Three Months Ended March 31, 1998 and 1997
                      and for the Period Inception (December 7, 1990)
                      to March 31, 1998                                       4

                 Statements of Changes in Stockholders' Equity (Deficit)
                    For the Period from Inception (December 7, 1990)
                    to March 31, 1998                                         5

                 Statements of Cash Flow
                   Three  Months  Ended  March 31,  1998 and 1997
                   and for the Period from Inception (December 7, 1990)
                   to March 31, 1998                                          7

                 Notes to Financial Statements                                8

    Item 2.  Plan of Operation                                               11


Part II.  OTHER INFORMATION

    Item 1.  Legal proceedings                                               12

    Item 2.  Changes in securities                                           12

    Item 3.  Defaults upon senior notes                                      12

    Item 4.  Submission of matters to a vote of security holders             12

    Item 5.  Other information                                               12

    Item 6.  Exhibits and reports on Form 8-K                                12

                          PURSUIT VENTURE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS





ASSETS

                                                        (Unaudited)
                                                         March 31,  December 31,
Current Assets:                                            1998         1997
---------------                                            ----         ----


Cash and equivalents                                             0           0


Total Assets                                                     0           0
                                                           =======     =======




LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
--------------------

Accounts payable and accrued expenses                       20,500      20,000
                                                           -------     -------


Stockholders' Equity:
---------------------

Preferred stock - 1,000,000 shares
         authorized; issued and outstanding
         none @ $0.01 par value                               --          --
Common stock - 5,000,000 shares authorized;
         issued and outstanding 500,000 shares at
         March 31, 1998 and December 31, 1997
         @ $.001 par value  (Notes 1and 2)                     500         500
         Paid in capital (Note 2)                           34,730      34,730
Deficit accumulated during the
         development stage                                 (55,730)    (55,230)
         Total Stockholders' Equity (Deficit)              (20,500)    (20,000)

         Total Liabilities and Stockholders' Equity              0           0
                                                           =======     =======



                           PURSUIT VENTURE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                            Three Months Ended
                                                 March 31,        Period from Inception
                                            ------------------    (December 7, 1990) to
                                             1998        1997        March 31, 1998
                                             ----        ----        --------------

Revenue:                                          0           0              0

Operating Expenses:

Expenses incurred in connection
   with securities registration                   0           0         12,087
Officer and director fees                         0           0            230
Amortization of organization costs                0           0          5,000
Professional fees                                 0           0          5,028
Travel expenses                                   0           0          1,324
Transfer agent fees                               0           0          1,449
Accounting fees                                 500         500         20,500
Other expenses                                    0           0         10,112

     Total operating expenses                   500         500         55,730

Net (loss)                                     (500)       (500)       (55,230)
                                           ========    ========       ========




Weighted number of shares outstanding       500,000     270,000        500,000
                                           ========    ========       ========



Net (loss) per share                            nil         nil           (.11)
                                           ========    ========       ========


                                        4


                                  PURSUIT VENTURE CORPORATION
                                 (A DEVELOPMENT STAGE COMPANY)
                          STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD FROM INCEPTION (DECEMBER 7, 1990) TO MARCH 31, 1998


                                                                          Deficit
                                                                        Accumulated
                                         Common Shares                    During        Total
                                      -------------------     Paid In   Development  Stockholders'
                                      Shares       Amount     Capital      Stage        Equity
                                      ------       ------     -------      -----        ------
December 7, 1990
   Issuance of 270,000 units
   (consisting of one share of
   common stock and one warrant)
   for $0.0185185 cash per unit        270,000         270       4,730           0        5,000

Net loss                                     0           0           0     (12,368)     (12,368)
                                       -------      -------    -------      ------       ------

Balance, December 31, 1990             270,000         270       4,730     (12,368)      (7,368)

Net loss, year ended
   December 31, 1991                         0           0           0      (5,877)      (5,877)
                                       -------     -------     -------      -------      ------

Balance, December 31, 1991             270,000         270       4,730     (18,245)     (13,245)

Net loss, year ended
   December 31, 1992                         0           0           0      (9,391)      (9,391)
                                       -------     -------     -------      -------      ------

Balance, December 31, 1992             270,000         270       4,730     (27,636)     (22,636)

Paid in Capital (note 2)                     0           0      30,000           0       30,000

Net loss, year ended
   December 31, 1993                         0           0           0      (5,846)      (5,846)
                                       -------     -------     -------      -------      ------

Balance, December 31, 1993             270,000         270      34,730     (33,482)       1,518

Net loss, year ended
   December 31, 1994                         0           0           0      (6,600)      (6,600)
                                       -------     -------     -------      -------      ------

Balance, December 31, 1994             270,000         270      34,730     (40,082)      (5,082)





                                PURSUIT VENTURE CORPORATION
                               (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
             FOR THE PERIOD FROM INCEPTION (DECEMBER 7, 1990) TO MARCH 31, 1998

                                                                         Deficit
                                                                        Accumulated
                                        Common Shares                    During       Total
                                     -------------------     Paid In   Development  Stockholders'
                                     Shares       Amount     Capital      Stage       Equity
                                     ------       ------     -------      -----       ------

Balance, December 31, 1994           270,000         270      34,730     (40,082)      (5,082)

Net loss, year ended
   December 31, 1995                       0           0           0      (4,418)      (4,418)
                                     -------     -------     -------     -------      -------

Balance, December 31, 1995           270,000         270      34,730     (44,500)      (9,500)

Net loss, year ended
   December 31, 1996                       0           0           0      (3,500)      (3,500)
                                     -------     -------     -------     -------      -------

Balance, December 31, 1996           270,000         270      34,730     (48,000)     (13,000)

Stock issued for officer
   and director fees                 230,000         230           0           0          230

Net loss, year ended
   December 31, 1997                       0           0           0      (7,230)      (7,230)
                                     -------     -------     -------     -------      -------

Balance, December 31, 1997           500,000         500      34,730     (55,230)     (20,000)

Net loss, quarter ended
    March 31, 1998                         0           0           0        (500)        (500)
                                     -------     -------     -------     --------     -------

Balance, March 31, 1998              500,000         500      34,730     (55,730)     (20,500)
                                     =======     =======     =======     ========     =======


                                             6


                              PURSUIT VENTURE CORPORATION
                             (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF CASH FLOWS


                                                       Three Months Ended  Period from Inception
                                                            March 31,      (December 7, 1990) to
                                                         1998       1997       March 31, 1998
                                                         ----       ----       --------------
CASH FLOWS FROM OPERATING
      ACTIVITIES

Net (loss)                                               (500)      (500)        (55,730)

Adjustments to reconcile net (loss) to net cash (used) by operating activities

         Amortization of organization expenses              0          0           5,000
         Increase (decrease) in accounts payable
         and accrued expenses                             500        500          20,500

 NET CASH (USED) BY
         OPERATING ACTIVITIES                               0          0         (30,230)


CASH FLOWS FROM INVESTING ACTIVITIES
         Organization costs                                 0          0          (5,000)

CASH PROVIDED FROM
         INVESTING ACTIVITIES                               0          0          (5,000)

CASH FLOWS FROM
         FINANCING ACTIVITIES
         Issuance of common stock                           0          0           5,000
         Common stock issued for services                   0          0             230
         Paid in capital from shareholders (Note 2)         0          0          30,000
         Borrowings of long-term debt,
         related party (Note 2)                             0          0               0

NET CASH PROVIDED FROM
         FINANCING ACTIVITIES                               0          0          35,230

NET INCREASE (DECREASE) IN CASH                             0          0               0

CASH BALANCE, BEGINNING OF PERIOD                           0          0               0

CASH BALANCE, END OF PERIOD                                 0          0               0
                                                      =======    =======         =======

                                           7

                          PURSUIT VENTURE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS



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

                          PURSUIT VENTURE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS



Note 1    Summary of Significant Accounting Policies (continued):


          (b) Basis of Operation:

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

                               PLAN OF OPERATION


Item 2.

     As of March 31, 1998, the Company had no assets and liabilities of $20,500. In these circumstances the Company is neither able to meet its current obligations nor provide for the operational expenses of its continued existence. In the absence of operational capital, Management may recommend the liquidation of the Company in which event the Company's stockholders will loose any value their shareholding in the Company may have had.

                               OTHER INFORMATION



PART II


Item 1. Legal Proceedings

     None


Item 2. Changes in Securities

     None


Item 3. Defaults Upon Senior Securities

     None


Item 4. Submission of Matters to a Vote of Security Holders

     None


Item 5. Other Information

     None


Item 6. Exhibits and Reports on Form 8-K

     None

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                             PURSUIT VENTURE CORPORATION



                                             /s/ Patrick C. Brooks
                                             -----------------------------------
                                             Patrick C. Brooks
                                             Director, President and Secretary


Date:  April 17, 1998