Form 10QSB
period 1998-06-30
PURSUIT VENTURE CORP
filed 1998-09-16
CIK 870751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10 - QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Date: June 30, 1998

     Common Stock, par value $0.001 per share. Shares outstanding: 2,000,000

     Transitional Small Business Disclosure Format (Check one): Yes    No X

                          PURSUIT VENTURE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)


                                     INDEX


Part 1  FINANCIAL INFORMATION                                               Page

    Item 1. Financial Statements
             Balance Sheets
                June 30, 1998
                December 31, 1997                                             3

             Statements of Operations
                Three Months Ended June 30, 1998 and 1997
                Six Months Ended June 30, 1998 and 1997
                and for the Period Inception (December 7, 1990) to
                June 30, 1998                                                 4

             Statements of Changes in Stockholders' Equity (Deficit) For
                the Period from Inception  (December 7, 1990) to June 30,
                1998                                                          5

             Statements  of Cash Flow Six Months Ended June 30, 1998 and
                1997 and for the Period from Inception  (December 7, 1990)
                to June 30, 1998                                              7

             Notes to Financial Statements                                    8

    Item 2. Plan of Operation                                                11

 Part II. OTHER INFORMATION

    Item 1. Legal proceedings                                                12

    Item 2. Changes in securities                                            12

    Item 3. Defaults upon senior notes                                       12

    Item 4. Submission of matters to a vote of security holders              12

    Item 5. Other information                                                12

    Item 6. Exhibits and reports on Form 8-K                                 12

                          PURSUIT VENTURE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS





ASSETS

                                                        (Unaudited)
                                                          June 30,  December 31,
Current Assets:                                             1998       1997
---------------                                             ----       ----


Cash and equivalents                                             0          0


Total Assets                                                     0          0
                                                           =======    =======




LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
--------------------

Accounts payable and accrued expenses                        1,000     20,000


Stockholders' Equity:
---------------------

Preferred stock - 1,000,000 shares
         authorized; issued and outstanding
         none @ $0.01 par value                               --         --
Common stock - 5,000,000 shares authorized;
         issued and outstanding 2,000,000 shares at
         June 30, 1998 and 500,000 shares at
         December 31, 1997 @ $.001 par value
         (Notes 1, 2 and 3)                                  2,000        500
Paid in capital (Note 2)                                    53,230     34,730
Deficit accumulated during the
         development stage                                 (56,230)   (55,230)
         Total Stockholders'Equity (Deficit)                (1,000)   (20,000)

            Total Liabilities and Stockholders'Equity            0          0
                                                           =======    =======



                                      PURSUIT VENTURE CORPORATION
                                     (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENTS OF OPERATIONS
                                             (UNAUDITED)




                                                 Three Months Ended                Six Months Ended
                                                      March 31,                        June 30,
                                               -----------------------         -----------------------
                                               1998            1997            1998            1997
                                               ----            ----            ----            ----

Revenue:                                             0               0               0               0
Operating Expenses:

Expenses incurred in connection
   with securities registration                      0               0               0               0
Officer and director fees                            0               0               0               0
Amortization of organization costs                   0               0               0               0
Professional fees                                    0               0               0               0
Travel expenses                                      0               0               0               0
Transfer agent fees                                  0               0               0               0
Accounting fees                                    500             500           1,000           1,000
Other expenses                                       0               0               0               0
                                             ---------       ---------       ---------       ---------

     Total operating expenses                      500             500           1,000           1,000
                                             ---------       ---------       ---------       ---------

Net (loss)                                         500             500           1,000           1,000
                                             =========       =========       =========       =========

Weighted number of shares outstanding          500,000         270,000       2,000,000       2,000,000
                                             =========       =========       =========       =========

Net (loss) per share                               nil             nil             nil             nil
                                             =========       =========       =========       =========


                                                  4




                               PURSUIT VENTURE CORPORATION
                              (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
            FOR THE PERIOD FROM INCEPTION (DECEMBER 7, 1990) TO JUNE 30, 1998

                                                                          Deficit
                                                                        Accumulated
                                         Common Shares                    During       Total
                                      -------------------     Paid In   Development  Stockholders'
                                      Shares       Amount     Capital      Stage       Equity
                                      ------       ------     -------      -----       ------
December 7, 1990
   Issuance of 270,000 units
   (consisting of one share of
   common stock and one warrant)
   for $0.0185185 cash per unit       270,000         270       4,730           0        5,000

Net loss                                    0           0           0     (12,368)     (12,368)
                                      -------     -------     -------     -------      -------

Balance, December 31, 1990            270,000         270       4,730     (12,368)      (7,368)

Net loss, year ended
   December 31, 1991                        0           0           0      (5,877)      (5,877)
                                      -------     -------     -------     -------      -------

Balance, December 31, 1991            270,000         270       4,730     (18,245)     (13,245)

Net loss, year ended
   December 31, 1992                        0           0           0      (9,391)      (9,391)
                                      -------     -------     -------      -------      ------

Balance, December 31, 1992            270,000         270       4,730     (27,636)     (22,636)

Paid in Capital (note 2)`                   0           0      30,000           0       30,000

Net loss, year ended
   December 31, 1993                        0           0           0      (5,846)      (5,846)
                                      -------     -------     -------      -------      ------

Balance, December 31, 1993            270,000         270      34,730     (33,482)       1,518

Net loss, year ended
   December 31, 1994                        0           0           0      (6,600)      (6,600)
                                      -------     -------     -------      -------      ------

Balance, December 31, 1994            270,000         270      34,730     (40,082)      (5,082)







                                     PURSUIT VENTURE CORPORATION
                                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) (Continued)
                 FOR THE PERIOD FROM INCEPTION (DECEMBER 7, 1990) TO JUNE 30, 1998


                                                                             Deficit
                                                                           Accumulated
                                          Common Shares                      During        Total
                                      -------------------      Paid In     Development   Stockholders'
                                      Shares       Amount      Capital        Stage        Equity
                                      ------       ------      -------        -----        ------

Balance, December 31, 1994             270,000          270       34,730      (40,082)       (5,082)

Net loss, year ended
   December 31, 1995                         0            0            0       (4,418)       (4,418)
                                     ---------    ---------    ---------    ---------     ---------

Balance, December 31, 1995             270,000          270       34,730      (44,500)       (9,500)

Net loss, year ended
   December 31, 1996                         0            0            0       (3,500)       (3,500)
                                     ---------    ---------    ---------    ---------     ---------

Balance, December 31, 1996             270,000          270       34,730      (48,000)      (13,000)

Stock issued for officer
   and director fees                   230,000          230            0            0           230

Net loss, year ended
   December 31, 1997                         0            0            0       (7,230)       (7,230)
                                     ---------    ---------    ---------    ---------     ---------

Balance, December 31, 1997             500,000          500       34,730      (55,230)      (20,000)

Shares issued to officer for
   cancellation of debt
   (Note 3)                          1,500,000        1,500       18,500            0        20,000

Net loss, six months ended
    June 30, 1998                            0            0            0       (1,000)       (1,000)
                                     ---------    ---------    ---------     --------     ---------

Balance, June 30, 1998               2,000,000        2,000       53,230      (56,230)       (1,000)
                                     =========    =========    =========     ========     =========



                                                 6



                               PURSUIT VENTURE CORPORATION
                              (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CASH FLOWS


                                                     Six Months Ended
                                                         June 30,        Period from Inception
                                                    ------------------   (December 7, 1990) to
                                                    1998          1997       June 30, 1998
                                                    ----          ----       -------------
CASH FLOWS FROM OPERATING
      ACTIVITIES

Net (loss)                                          (1,000)      (1,000)       (56,230)

Adjustments to reconcile net (loss) to net cash (used) by operating activities

     Amortization of organization expenses               0            0          5,000
     Increase (decrease) in accounts payable
       and accrued expenses                        (19,000)       1,000          1,000

 NET CASH (USED) BY
   OPERATING ACTIVITIES                            (20,000)           0        (50,230)


CASH FLOWS FROM INVESTING ACTIVITIES
   Organization costs                                    0            0         (5,000)

CASH PROVIDED FROM
   INVESTING ACTIVITIES                                  0            0         (5,000)

CASH FLOWS FROM
   FINANCING ACTIVITIES
   Issuance of common stock                              0            0          5,000
   Common stock issued for services                      0            0            230
   Common stock issued for cancellation
     of accrued expenses (Note 3)                   20,000            0         20,000
   Paid in capital from shareholders (Note 2)            0            0         30,000
   Borrowings of long-term debt,
     related party (Note 2)                              0            0              0

   NET CASH PROVIDED FROM
      FINANCING ACTIVITIES                          20,000            0         55,230

NET INCREASE (DECREASE) IN CASH                          0            0              0

CASH BALANCE, BEGINNING OF PERIOD                        0            0              0

CASH BALANCE, END OF PERIOD                              0            0              0
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

          (c)  Fiscal Year:

               The Company operates on a calendar year basis.

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

          The Company has 5,000,000 shares of common stock authorized at a par value of $.001. There are 2,000,000 shares issued and outstanding.

          During 1997 the Company issued 230,000 shares of common stock to its sole officer and director for services provided to the Company his sole capacity as the Company's board member, President, Chief Financial Officer and Secretary.

          In June 1998 the Company issued 1,500,000 shares of common stock in exchange for the accrued fees due of $20,000 at December 31, 1997 to the sole officer and director of the Company. These fees have been reflected as paid-in capital to the Company.

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

                          PURSUIT VENTURE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS



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

                               PLAN OF OPERATION


Item 2.

     During the second quarter of 1998, the Company resumed its efforts to identify business opportunities consistent with its objectives. However, the Company's ability to opearte is significantly limited and adversely impacted by the absence of opereating funds. Against this background, the Company has been unsuccessful in identifying established and profitable operating companies which desire a public listing through a "reverse-merger".

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

                               OTHER INFORMATION



PART II


Item 1. Legal Proceedings

     None.


Item 2. Changes in Securities

     As of March 31, 1997, the Company had no assets and liabilities of $20,500. In these circumstances, the Company was neither able to meet its current obligations nor provide for the operational expenses of its continued existence. Management was therefore faced with the decision of liquidating the Company in which case all stockholders would have lost any value their shareholding in the Company may have had. In order to avoid this eventuality, the Company's sole Director and Officer, Patrick C. Brooks, undertook to satisfy the Company's obligations in exchange for 1,500,000 shares of Common Stock. This transaction took place on April 9, 1998. This transaction was not conducted at arm's length.

     Prior to the aforesaid transaction, Mr. Brooks held 230,000 shares of the Common Stock, representing 46% of the issued and outstanding stock. After the transaction, he held 1,730,000 shares of stock representing 87% of the Company's outstanding stock.

Item 3. Defaults Upon Senior Securities

     None.


Item 4. Submission of Matters to a Vote of Security Holders

     None.


Item 5. Other Information

     None.


Item 6. Exhibits and Reports on Form 8-K

     Report on Form 8-K dated April 9, 1998 incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                              PURSUIT VENTURE CORPORATION



                                              /s/ Patrick C. Brooks
                                              ----------------------------------
                                              Patrick C. Brooks
                                              Director, President and Secretary


Date:  July 7, 1998