Form 10QSB
period 1998-09-30
PURSUIT VENTURE CORP
filed 1999-04-22
CIK 870751

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

         For the transition period from ____________ to _____________

         Commission file number:   33-38214-D

                             RELIANCE RESOURCES INC.
             (Exact name of registrant as specified in its charter)

          COLORADO                                                95-4734398
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                 1621 ALTIVO WAY, LOS ANGELES, CALIFORNIA 90026
                    (Address of principal executive offices)

                                 (818) 980-0929
              (Registrant's telephone number, including area code)

     Registrant's Name or former address and former fiscal year, if changed since last Report:


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Date: September 30, 1998     Common Stock, par value $0.001 per share.
                             Shares outstanding: 2,000,000

    Transitional Small Business Disclosure Format (Check one): Yes ____ No X

                             RELIANCE RESOURCES INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                      INDEX


Part 1    FINANCIAL INFORMATION                                             Page

          Item 1.     Financial Statements
                        Balance Sheets
                          September 30, 1998
                          December 31, 1997                                   5

                      Statements of Operations
                        Three Months Ended September 30 1998 and 1997
                        Nine Months Ended September 30, 1998 and 1997
                          and for the Period Inception (December 7, 1990) to
                          September 30, 1998                                  6

                      Statements of Changes in Stockholders' Equity (Deficit)
                        For the Period from Inception (December 7, 1990) to
                        September 30, 1998                                    7

                      Statements of Cash Flow
                        Nine Months Ended September 30, 1998 and 1997
                        and for the Period from Inception (December 7, 1990)
                        to September 30, 1998                                 9

                      Notes to Financial Statements                          10

          Item 2.     Plan of Operation                                      13


Part II.  OTHER INFORMATION

          Item 1.      Legal proceedings

          Item 2.      Changes in securities

          Item 3.      Defaults upon senior notes

          Item 4.      Submission of matters to a vote of security holders

          Item 5.      Other information

          Item 6.      Exhibits and reports on Form 8-K

                                PLAN OF OPERATION


ITEM 2.


         During the third quarter of 1998, the Company resumed its efforts to identify business opportunities consistent with its objectives. However, the Company's ability to operate is significantly limited and adversely impacted by the absence of operating funds. Against this background, the Company has been unsuccessful in identifying established and profitable operating companies which desire a public listing through a "reverse-merger".

         Additionally, within its sphere of operations, the Company competes with a variety of sources such as investment bankers and venture capitalists which are capitalized and possess significantly greater management resources. Therefore the Company's ability to achieve its stated objectives at the current time are, at best, tenuous. However, Management continues to use all available resources in its endeavours to successfully complete a business combination.

                                OTHER INFORMATION



PART II


Iten 1.       Legal Proceedings

              None.


Item 2.       Changes in Securities

              None.


Item 3.       Defaults Upon Senior Securities

              None.


Item 4.       Submission of Matters to a Vote of Security Holders

              Proposed change of name to Reliance Resources Inc.


Item 5.       Other Information

              None.


Item 6.       Exhibits and Reports on Form 8-K

              Report on Form 8-K dated September 8, 1998 incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                        RELIANCE RESOURCES INC.



                                        /s/ Patrick C. Brooks
                                        ------------------------------------
                                        Patrick C. Brooks
                                        Director, President and Secretary


Date:    October 26, 1998

                             RELIANCE RESOURCES INC.

                     (formerly Pursuit Venture Corporation)
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS


                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                             RELIANCE RESOURCES INC.

                     (formerly Pursuit Venture Corporation)
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997




Financial Statements

    Balance Sheets --
           Assets, Liabilities and Stockholders' Equity..................... 1

    Statements of Operations................................................ 2

    Statement of Stockholders' Equity....................................... 3

    Statements of Cash Flows................................................ 5

Notes to Financial Statements............................................... 6

                             RELIANCE RESOURCES INC.

                     (formerly Pursuit Venture Corporation)
                          (A Development Stage Company)

                                 BALANCE SHEETS



                                     ASSETS
                                     ------

                                                   (Unaudited)
                                                   September 30,    December 31,
Current Assets:                                        1998             1997
---------------                                        ----             ----

Cash and equivalents                                        0                0
                                                    ----------       ----------

Total Assets                                                0                0
                                                    ==========       ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
--------------------

Accounts payable and accrued expenses                   3,000           20,000
                                                    ----------       ----------

Stockholders' Equity:
---------------------

Preferred stock -- 10,000,000 shares
    authorized; issued and outstanding
    none @ $0.01 par value                                 --               --
Common stock -- 50,000,000 shares authorized;
     issued and outstanding 2,000,000 shares at
     September 30, 1998 and 500,000 shares at
     December 31, 1997 @ $.001 par value
     (Notes 1,2 and 3)                                  2,000              500
Paid in capital (Note 2)                               53,230           34,730
Deficit accumulated during the
    development stage                                 (58,230)         (55,230)
                                                    ----------       ----------

    Total Stockholders' (Deficit)                      (3,000)         (20,000)
                                                    ----------       ----------

     Total Liabilities and Stockholders' Equity             0                0
                                                    ==========       ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             RELIANCE RESOURCES INC.
                     (formerly Pursuit Venture Corporation)
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                              Three Months Ended            Nine Months Ended
                                                 September 30,                September 30,      Period from Inception
                                             -----------------              -----------------    (December 7, 1990) to
                                             1998         1997              1998         1997      September 30, 1998
                                             ----         ----              ----         ----      ------------------

Revenue:                                          0             0                0             0                0

Operating Expenses:

Expenses incurred in connection
   with securities registration                   0             0                0             0           12,087
Officer and director fees                         0           230                0             0              230
Amortization of organization costs                0             0                0             0            5,000
Rent                                          1,500             0            1,500             0            1,500
Professional fees                                 0             0                0             0            5,028
Travel expenses                                   0             0                0             0            1,324
Transfer agent fees                               0             0                0             0            1,449
Accounting fees                                 500           500            1,500         1,000           21,500
Other expenses                                    0             0                0             0           10,112
                                         -----------   -----------      -----------   -----------      -----------
  Total operating expenses                    2,000           500            3,000         1,000           58,230
                                         -----------   -----------      -----------   -----------      -----------
Net (loss)                                   (2,000)         (500)          (3,000)       (1,000)         (58,230)
                                         ===========   ===========      ===========   ===========      ===========
Weighted number of shares outstanding       500,000       270,000        2,000,000     2,000,000        2,000,000
                                         ===========   ===========      ===========   ===========      ===========

Net (loss) per share                        nil             nil             nil            nil              nil
                                            ===             ===             ===            ===              ===





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            RELIANCE RESOURCES INC.
                     (formerly Pursuit Venture Corporation)
                          (A Development Stage Company)

                  STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
     FOR THE PERIOD FROM INCEPTION (DECEMBER 7, 1990) TO SEPTEMBER 30, 1998


                                  Common Shares                           Deficit            Total
                              -----------------------    Paid In    Accumulated During  Stockholders'
                              Shares           Amount    Capital     Development Stage     Equity
                              ------           ------    -------     -----------------     ------
December 7, 1990
  Issuance of 270,000
  units (consisting of
  one share of common
  stock and one warrant)
  for $0.0185185 cash
  per unit                      270,000          270        4,730                0            5,000

Net loss                              0            0            0          (12,368)         (12,368)
                              ----------   ----------   ----------       ----------       ----------
Balance, December 31,
  1990                          270,000          270        4,730          (12,368)          (7,368)

Net loss, year ended
  December 31, 1991                   0            0            0           (5,877)          (5,877)
                              ----------   ----------   ----------       ----------       ----------
Balance, December 31,
  1991                          270,000          270        4,730          (18,245)         (13,245)

Net loss, year ended
  December 31, 1992                   0            0            0           (9,391)          (9,391)
                              ----------   ----------   ----------       ----------       ----------
Balance, December 31,
  1992                          270,000          270        4,730          (27,636)         (22,636)

Paid in Capital (note 2)              0            0       30,000                0           30,000

Net loss, year ended
  December 31, 1993                   0            0            0           (5,846)          (5,846)
                              ----------   ----------   ----------       ----------       ----------
Balance, December 31,
  1993                          270,000          270       34,730          (33,482)           1,518

Net loss, year ended
  December 31, 1994                   0            0            0           (6,600)          (6,600)
                              ----------   ----------   ----------       ----------       ----------
Balance, December 31,
  1994                          270,000          270       34,730          (40,082)          (5,082)



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             RELIANCE RESOURCES INC.
                     (formerly Pursuit Venture Corporation)
                          (A Development Stage Company)
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
      FOR THE PERIOD FROM INCEPTION (DECEMBER 7,1990) TO SEPTEMBER 30, 1998


                                  Common Shares                           Deficit            Total
                              -----------------------    Paid In    Accumulated During  Stockholders'
                              Shares           Amount    Capital     Development Stage     Equity
                              ------           ------    -------     -----------------     ------
Balance, December 31,
  1994                          270,000          270       34,730          (40,082)          (5,082)

Net loss, year ended
  December 31, 1995                   0            0            0           (4,418)          (4,418)
                              ----------   ----------   ----------       ----------       ----------
Balance, December 31,
  1995                          270,000          270       34,730          (44,500)          (9,500)

Net loss, year ended
  December 31, 1996                   0            0            0           (3,500)          (3,500)
                              ----------   ----------   ----------       ----------       ----------
Balance, December 31,
  1996                          270,000          270       34,730          (48,000)         (13,000)

Stock issued for officer
   and director fees            230,000          230            0                0              230

Net loss, year ended
  December 31, 1997                   0            0            0           (7,230)          (7,230)
                              ----------   ----------   ----------       ----------       ----------
Balance, December 31,
  1997                          500,000          500       34,730          (55,230)         (20,000)

Shares issued to officer for
  cancellation of debt
  (Note 3)                    1,500,000        1,500       18,500                0           20,000

Net loss, nine months ended
  September 30, 1998                  0            0            0           (3,000)          (3,000)
                              ----------   ----------   ----------       ----------       ----------
Balance, September 30,
  1998                        2,000,000        2,000       53,230          (58,230)          (3,000)
                              ==========   ==========   ==========       ==========       ==========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             RELIANCE RESOURCES INC.
                     (formerly Pursuit Venture Corporation)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                      Nine Months Ended         Period from Inception
                                                        September 30,           (December 7, 1990) to
                                                   1998               1997        September 30, 1998
                                                   ----               ----        ------------------
CASH FLOWS FROM OPERATING
     ACTIVITIES

Net (loss)                                            (2,000)      (1,000)               (58,230)

Adjustments to reconcile net (loss) to net cash (used) by operating activities

  Amortization of organization expenses                    0            0                  5,000
  Increase (decrease) in accounts payable
     and accrued expenses                              2,000        1,000                  3,000
                                                   ----------   ----------             ----------

NET CASH (USED) BY
  OPERATING ACTIVITIES                                     0            0                (50,230)
                                                   ----------   ----------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Organization costs                                       0            0                 (5,000)
                                                   ----------   ----------             ----------

CASH PROVIDED FROM
  INVESTING ACTIVITIES                                     0            0                 (5,000)
                                                   ----------   ----------             ----------

CASH FLOWS FROM
  FINANCING ACTIVITIES
  Issuance of common stock                                 0            0                  5,000
  Common stock issued for services                         0            0                    230
  Common stock issued for cancellation
     of accrued expenses (Note 3)                          0            0                 20,000
  Paid in capital from shareholders (Note 2)               0            0                 30,000
  Borrowings of long-term debt,
     related party (Note 2)                                0            0                      0
                                                   ----------   ----------             ----------

NET CASH PROVIDED FROM
  FINANCING ACTIVITIES                                     0            0                 55,230

NET INCREASE (DECREASE) IN CASH                            0            0                      0

CASH BALANCE, BEGINNING OF PERIOD                          0            0                      0
                                                   ----------   ----------             ----------
CASH BALANCE, END OF PERIOD                                0            0                      0
                                                   ==========   ==========             ==========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             RELIANCE RESOURCES INC.
                     (FORMERLY PURSUIT VENTURE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

          This summary of significant accounting policies of Reliance Resources Inc., is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

          (a) Organization and Business Activities:

              The Company was incorporated on December 7, 1990 under the laws of the State of Delaware as Pursuit Ventures Corporation. Under a Plan and Agreement of Merger, effective August 21, 1998 the Company merged with a Colorado Corporation also named Pursuit Ventures Corporation which became the surviving Company.

              The Company filed for a name change with the Colorado Secretary of State to Reliance Resources Inc., which became effective September 8, 1998.

              The Company's principal purpose is to seek out business opportunities, including acquisitions, that the Board of Directors, in its discretion, believes to be a potential for long term growth.

              Upon incorporation, the Company issued 270,000 shares of its common stock and 270,000 warrants to Fountain Colony Holding Corporation (formerly known as Argyle Funding, Incorporated) hereinafter "Fountain" as its sole stockholder. Upon issuance of the shares, Fountain contributed $5,000 to the capital of the Company and advanced funds of $30,000 to the Company (see note 2). Fountain created the Company for the express purpose of distributing its "units" to the shareholders of Fountain in order to create a publicly-owned company to acquire a privately-held business which, in the opinion of management, has the potential for growth and profit. Each "unit" consists of one share of common stock, $0.001 par value, and one warrant to purchase an additional share of common stock of the Company at an exercise price of $10 per share. During 1992, Fountain distributed 257,844 "units" (and cash of $1,216 in lieu of units in certain instances) to the stockholders of Fountain based on their respective pro-rata ownership of Fountain. The warrants were never exercised and expired November 30, 1992.

              The Company is currently in the development stage. The Company has not as yet commenced any operations or identified any potential acquisition opportunities. There is no assurance that the Company will be able to acquire a satisfactory business on terms favorable to the Company or profitably operate any business so acquired.

                             RELIANCE RESOURCES INC.
                     (FORMERLY PURSUIT VENTURE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):
          ------------------------------------------

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

Note 2    NOTE DUE TO RELATED PARTY
          -------------------------

          The Company had an unsecured note payable to Fountain in the amount of $30,000. The note accrued interest at 10% per annum. In 1993 the shareholders of Fountain elected to cancel the note and all accrued interest and provide the funds to the Company as additional paid-in capital. The Company reversed all accrued interest payable to Fountain as an offset to expenses in 1993.

Note 3    CAPITAL STRUCTURE
          -----------------

          The Company's Articles of Incorporation authorized two classes of stock; preferred and common. Preferred stock authorized; 10,000,000 shares at a par value of $.01. There are no issued and outstanding preferred shares. The terms, conditions, preferences and provisions of the preferred stock have not, as of this date, been established, but rather will be established by the Company's Board of Directors.

          The Company has 50,000,000 shares of common stock authorized at a par value of $.001. There are 2,000,000 shares issued and outstanding.

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

                             RELIANCE RESOURCES INC.
                     (FORMERLY PURSUIT VENTURE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 4    INCOME TAXES
          ------------

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

          The following is a summary of deferred taxes:

                  Deferred asset                   $ 8,000
                  Valuation allowance               (8,000)
                                                   --------
                                                         0
                                                   ========

Note 5    OPTIONS & WARRANTS
          ------------------

          The Company has not adopted a stock option plan. There are no warrants issued or outstanding.

Note 6    COMMITMENTS
          -----------

          The Company has been provided minimal office space at a rate of $500 per month on a month to month basis.