Form 10KSB
period 1998-12-31
PURSUIT VENTURE CORP
filed 1999-04-22
CIK 870751

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1998

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

                                 (818) 980-0929
                (Issuer's telephone number, including area code)

          Securities registered under Section 12(g) of the Exchange Act
                                      None
          -------------------------------------------------------------
                               Title of each class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Transitional Small Business Disclosure Format (Check one):  Yes ____  No  X

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or or any amendment to this Form 10-KSB. _____

        State the issuers revenues for its most recent fiscal year. None
                                                                    ----

   State the aggregate market value of the voting stock held by nonaffiliates of the registrant.

              There is no market for the registrant's voting stock

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Date: December 31, 1998       Common Stock, par value $0.001 per share.
                              Shares outstanding 2,000,000

                             RELIANCE RESOURCES INC.

                                  FORM 10--KSB

                                DECEMBER 31, 1997


                                      INDEX

                                                                            PAGE
PART 1

   Item 1   Description of Business                                          3
   Item 2   Description of Property                                          8
   Item 3   Legal Proceedings                                                8
   Item 4   Submission of Matters to a Vote of Security Holders              8

PART II

   Item 5   Market for Common Equity and Related Stockholder Matters         9
   Item 6   Plan of Operation                                                9
   Item 7   Financial Statements                                             9
   Item 8   Changes in and Disagreements with Accountants on Accounting      9
              and Financial Disclosures

PART III

   Item 9   Directors, Executive Officers, Promoters and Control Persons,
              Compliance with Section 16(a) of the Exchange Act              9
   Item 10  Executive Compensation                                           10
   Item 11  Security Ownership of Certain Beneficial Owners
              and Management                                                 10
   Item 12  Certain Relationships and Related Transactions.                  10

PART IV

   Item 13  Exhibits and Reports on Form 8-K                                 11

                                     PART I


ITEM 1:  DESCRIPTION OF BUSINESS

(a) and (b) Business Development and Business of Issuer


GENERAL

         Reliance Resources Inc., formerly known as Pursuit Venture Corporation (the "Company") is a Colorado corporation organized on March 20, 1997. The Company is the successor corporation to Pursuit Venture Corporation, a Delaware corporation, by virtue of a Plan of Merger entered into on August 21, 1998.

         Like its predecessor, the Company's business purpose is to acquire a business opportunity which Management believes offers potential long-term growth. The Company will seek to acquire majority interests in an existing business or purchase assets which it will use to establish a business.

         The Company does not intend to become involved in any business which would require it to register as a securities broker-dealer under the Securities Exchange Act of 1934, as an investment advisor under the Investment Advisor's Act of 1940; or as an investment company under the Investment Company Act of 1940. Except as set forth herein under BUSINESS - Forms of Combination, Management's discretion is otherwise unrestricted and it may participate in any business which may, in the opinion of Management, meet the business objectives discussed herein.

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

FORMS OF COMBINATION

         The manner in which the Company participates in a business opportunity is predicated on the nature of the opportunity, the respective needs and desires of the Company and the promoters of the combination, and the relative negotiating strength of the Company and such promoters. It is likely that a combination will take the form of a merger, consolidation, asset acquisition or some other form of combination. The "target" entities may include private companies, partnerships, or sole proprietorships.

         In transacting a combination, a significant amount of additional shares of the Company's Common Stock may be issued. The Company is authorized to issue 50,000,000 shares of Common Stock of which 2,000,000 shares are issued and outstanding. In the event that a substantial number of shares are issued pursuant to a transaction, present Management and current stockholders may not have control of a majority of the voting shares of the Company. Further, as part of such a transaction, all or a majority of the Company's Management may be requested to relinquish their positions and new directors and officers may be appointed without a vote by stockholders. Moreover, no assurance can be given as to the experience or qualifications of such persons either in the operation of the activities of the Company or in the operation of the business, asset or property being combined.

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

         Any securities which the Company acquires in exchange for its Common Stock will be "restricted securities" within the meaning of the Securities Act of 1933 (the "1933 Act"). If the Company elected to resell such securities, such sale could not proceed unless a Registration Statement had been declared effective by the Securities and Exchange Commission or an exemption from registration was available. Section 4(2) of the 1933 Act, which exempts sales of securities not involving a public offering, would in all likelihood be available since it is likely that any such sale would be a block sale to a private investor to raise additional capital. Although Management's plan of operation does not contemplate resale of securities acquired, in the event such a sale were necessary, the Company would be required to comply with the provisions of the 1933 Act.

         As a condition to a merger or acquisition, it is possible that the target company's management may request registration of the Company's Common Stock to be received by target company stockholders. In such event, the Company could incur significant registration costs. Management intends to require the target company to bear most, if not all, of the cost of any such registration. Alternatively, the Company may issue "restricted securities" to a prospective target company, which securities may be subsequently registered for sale or sold in accordance with Rule 144 of the Securities Act of 1933.

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


PROPERTY

         The Company utilizes the offices of its sole Officer and Director, Mr. Patrick C. Brooks, on a month-to-month basis. With effect from July 1, 1998, the Company pays Mr. Brooks a fee of $500 per month for this usage which includes the use of telephone, telecopier, computers, office fixtures and fittings, and secretarial services. Management does not foresee the need for separate offices until business circumstances dictate otherwise.


ITEM 2:  DESCRIPTION OF PROPERTY

None


ITEM 3:  LEGAL PROCEEDINGS

None


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Report on Form 8K dated August 31, 1998 effectuating a change of corporate domicile from Delaware to Colorado.

Report of From 8 K dated September 8, 1998 amending corporate name from Pursuit Venyure Corporation to Reliance Resources Inc.

                                     PART II


ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not applicable - the Company's stock is not traded publicly and no dividends have been paid.


ITEM 6:  PLAN OF OPERATION

         During 1998, the Company continued its efforts to identify business opportunities consistent with its objectives. However, the Company's ability to operate is significantly limited and adversely impacted by the absence of operating funds. Against this background, the Company has been unsuccessful in identifying established and profitable operating companies which desire a public listing through a `reverse-merger".

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


ITEM 7:    FINANCIAL STATEMENTS

           See Audited Financial Statements as attached herewith.


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.


                                    PART III


ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


                                   MANAGEMENT

         The following sets forth information concerning the Directors and Officers of the Company:

          NAME                                       POSITIONS

    Patrick C. Brooks              Director, President, Chief Financial  Officer
                                                   and Secretary

         The following sets forth certain biographical information pertaining to the Directors and Officers of the Company:

PATRICK C. BROOKS

         Mr. Brooks was appointed sole officer and director of the Company in August 1997.

         Since August 1997, Mr. Brooks has served as a director and officer of Fountain Colony Ventures, Inc. a publicly-held shell corporation. Since November 1997, Mr. Brooks has served as a director and officer of Laurel Dental Plan, Inc., a privately held dental HMO licensed to conduct business in the State of California. Additionally, he serves as an officer and director of several privately-held businesses.

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


ITEM 10:  EXECUTIVE COMPENSATION

         No compensation was paid to the Company's officer and director during year 1998.


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, by each director and by each executive officer of the Company. All shares are held beneficially and of record, and each recorded stockholder has sole voting, investment and dispositive power.


                                                      SHARES
              NAME                                  BENEFICIALLY     PERCENTAGE OF
                                                       OWNED          SHARES OWNED
                                                       -----          ------------
      Patrick C. Brooks (1)                           230,000              11.5

      Directors and Officers as a Group               230,000              11.5

      (1) Director and/or Officer of the Company


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On June 18, 1998, the Company issued 1,500,000 shares of its Common Stock, par value $.001, to its sole director and officer and director in consideration for satisfying Company liabilities of $20,000 incurred with the management of the Company since 1993. This transaction was not conducted in arm's length transaction. Mr. Brooks has since disposed of these shares.

                                     PART IV


ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K dated August 31, 1998 and September 8, 1998 incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


                                          RELIANCE RESOURCES INC.



                                          /s/ Patrick C. Brooks
                                          -------------------------------
                                          Patrick C. Brooks
                                          Director, President and Secretary


Date:    March 31, 1999

                            RELIANCE RESOURCES INC.

                     (formerly Pursuit Venture Corporation)
                         (A Development Stage Company)

                              FINANCIAL STATEMENTS


                           DECEMBER 31, 1998 AND 1997

                             RELIANCE RESOURCES INC.
                     (formerly Pursuit Venture Corporation)
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997




Financial Statements
    Independent Auditor's Report............................................1

    Balance Sheets --
        Assets, Liabilities and Stockholders' Equity........................2

    Statements of Operations................................................3

    Statement of Stockholders' Equity.......................................4

    Statements of Cash Flows................................................6

Notes to Financial Statements...............................................7

                             HENRY SCHIFFER, C.P.A.
                           A PROFESSIONAL CORPORATION
                         315 S. Beverly Drive, Suite 302
                         Beverly Hills, California 90212
                     Tel. (310) 286 6830 Fax. (310) 286 6840






                          INDEPENDENT AUDITOR'S REPORT

To The Board of Directors and Stockholders
Reliance Resources Inc.
1621 Altivo Way
Los Angeles, CA 90026

I have audited the accompanying balance sheets of Reliance Resources Inc., formerly Pursuit Venture Corporation, at December 31, 1998 and 1997 and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of Reliance Resources Inc., at December 31, 1998 and 1997 and the results of its operations, stockholders' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.




Henry Schiffer
Certified Public Accountant
March 31, 1999

                             RELIANCE RESOURCES INC.

                     (formerly Pursuit Venture Corporation)
                          (A Development Stage Company)

                                 BALANCE SHEETS



                                     ASSETS

                                                   December 31,     December 31,
Current Assets:                                        1998             1997
---------------                                        ----             ----

Cash and equivalents                                        0                0
                                                    ----------       ----------

Total Assets                                                0                0
                                                    ==========       ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
--------------------

Accounts payable and accrued expenses                   4,500           20,000
                                                    ----------       ----------

Stockholders' Equity:
---------------------

Preferred stock -- 10,000,000 shares
    authorized; issued and outstanding
    none @ $0.01 par value
Common stock -- 50,000,000 shares authorized;
     issued and outstanding 2,000,000 shares at
     December 31, 1998 and 500,000 shares at
     December 31, 1997 @ $.001 par value
     (Notes 1,2 and 3)                                  2,000              500
Paid in capital (Note 2)                               53,230           34,730
Deficit accumulated during the
    development stage                                 (59,730)         (55,230)
                                                    ----------       ----------

    Total Stockholders' (Deficit)                      (4,500)         (20,000)
                                                    ----------       ----------

     Total Liabilities and Stockholders' Equity             0                0
                                                    ==========       ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             RELIANCE RESOURCES INC.
                     (formerly Pursuit Venture Corporation)
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                 Years Ended
                                                 December 31,    (December 7, 1990
                                             -----------------           to
                                             1998         1997    December 31, 1998
                                             ----         ----    -----------------

Revenue:                                          0             0             0

Operating Expenses:

Expenses incurred in connection
   with securities registration                   0             0        12,087
Officer and director fees                         0           230           230
Amortization of organization costs                0             0         5,000
Rent                                          3,000             0         3,000
Professional fees                                 0             0         5,028
Travel expenses                                   0             0         1,324
Transfer agent fees                               0             0         1,449
Accounting fees                               1,500         7,000        21,500
Other expenses                                    0             0        10,112
                                         -----------   -----------   -----------
  Total operating expenses                    4,500         7,230        59,730
                                         -----------   -----------   -----------
Net (loss)                                   (4,500)       (7,230)      (59,730)
                                         ===========   ===========   ===========
Weighted number of shares outstanding     2,000,000     2,000,000     2,000,000
                                         ===========   ===========   ===========

Net (loss) per share                        nil             nil           nil
                                            ===             ===           ===







   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            RELIANCE RESOURCES INC.
                     (formerly Pursuit Venture Corporation)
                          (A Development Stage Company)
                  STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
     FOR THE PERIOD FROM INCEPTION (DECEMBER 7, 1990) TO DECEMBER 31, 1998


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



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             RELIANCE RESOURCES INC.
                     (formerly Pursuit Venture Corporation)
                          (A Development Stage Company)
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
      FOR THE PERIOD FROM INCEPTION (DECEMBER 7,1990) TO DECEMBER 31, 1998


                                  Common Shares                           Deficit            Total
                              -----------------------    Paid In    Accumulated During  Stockholders'
                              Shares           Amount    Capital     Development Stage     Equity
                              ------           ------    -------     -----------------     ------
Balance, December 31,
  1994                          270,000          270       34,730          (40,082)          (5,082)

Net loss, year ended
  December 31, 1995                   0            0            0           (4,418)          (4,418)
                              ----------   ----------   ----------       ----------       ----------
Balance, December 31,
  1995                          270,000          270       34,730          (44,500)          (9,500)

Net loss, year ended
  December 31, 1996                   0            0            0           (3,500)          (3,500)
                              ----------   ----------   ----------       ----------       ----------
Balance, December 31,
  1996                          270,000          270       34,730          (48,000)         (13,000)

Stock issued for officer
   and director fees            230,000          230            0                0              230

Net loss, year ended
  December 31, 1997                   0            0            0           (7,230)          (7,230)
                              ----------   ----------   ----------       ----------       ----------
Balance, December 31,
  1997                          500,000          500       34,730          (55,230)         (20,000)

Shares issued to officer for
  cancellation of debt
  (Note 3)                    1,500,000        1,500       18,500                0           20,000

Net loss, year ended
  December 31, 1998                   0            0            0           (4,500)          (4,500)
                              ----------   ----------   ----------       ----------       ----------
Balance, December 31,
  1998                        2,000,000        2,000       53,230          (59,730)          (4,500)
                              ==========   ==========   ==========       ==========       ==========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             RELIANCE RESOURCES INC.
                     (formerly Pursuit Venture Corporation)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                         Years Ended            Period from Inception
                                                         December 31,           (December 7, 1990) to
                                                   1998               1997         December 31, 1998
                                                   ----               ----         -----------------
CASH FLOWS FROM OPERATING
     ACTIVITIES

Net (loss)                                            (4,500)      (1,000)               (59,730)

Adjustments to reconcile net (loss) to net cash (used) by operating activities

  Amortization of organization expenses                    0             0                 5,000
  Increase (decrease) in accounts payable
     and accrued expenses                            (15,500)       1,000                  4,500
                                                   ----------   ----------             ----------

NET CASH (USED) BY
  OPERATING ACTIVITIES                               (20,000)           0                (50,230)
                                                   ----------   ----------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Organization costs                                       0            0                 (5,000)
                                                   ----------   ----------             ----------

CASH PROVIDED FROM
  INVESTING ACTIVITIES                                     0            0                 (5,000)
                                                   ----------   ----------             ----------

CASH FLOWS FROM
  FINANCING ACTIVITIES
  Issuance of common stock                                 0            0                  5,000
  Common stock issued for services                         0            0                    230
  Common stock issued for cancellation
     of accrued expenses (Note 3)                     20,000            0                 20,000
  Paid in capital from shareholders (Note 2)               0            0                 30,000
  Borrowings of long-term debt,
     related party (Note 2)                                0            0                      0
                                                   ----------   ----------             ----------

NET CASH PROVIDED FROM
  FINANCING ACTIVITIES                                20,000            0                 55,230

NET INCREASE (DECREASE) IN CASH                            0            0                      0

CASH BALANCE, BEGINNING OF PERIOD                          0            0                      0
                                                   ----------   ----------             ----------
CASH BALANCE, END OF PERIOD                                0            0                      0
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

         (a) Organization and Business Activities:

             The Company was incorporated on December 7, 1990 under the laws of the State of Delaware as Pursuit Ventures Corporation. Under a Plan and Agreement of Merger, effective August 21, 1998 the Company merged with a Colorado Corporation. The Colorado Corporation was incorporated on March 20, 1997 under the name Remington Assets Limited and effective August 19, 1998 changed its name to Pursuit Ventures Corporation. Effective with the terms of the Agreement of Merger Pursuit Ventures Corporation, Colorado, became the surviving Company.

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

NOTE 3   CAPITAL STRUCTURE
         -----------------

         The Company's Articles of Incorporation authorized two classes of stock; preferred and common. Preferred stock authorized; 10,000,000 shares at a par value of $01. There are no issued and outstanding preferred shares. The terms, conditions, preferences and provisions of the preferred stock have not, as of this date, been established, but rather will be established by the Company's Board of Directors.

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

                             RELIANCE RESOURCES INC.
                     (FORMERLY PURSUIT VENTURE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4   INCOME TAXES
         ------------

         At December 31, 1998, the Company has a federal operating loss carryforward of $59,730 for financial accounting and federal income tax purposes. Utilization of the net operating loss in any taxable year during the carryforward period may be subject to an annual limitation due to the ownership change limitations imposed by the tax law.

         The net operating losses will expire at various dates commencing in the year 2005 through 2012.

         The deferred tax asset consists of the future benefit of net operating loss carryforwards. A valuation allowance limits the recognition of the benefit of deferred tax assets until realization is reasonable assured by future profitability.

         The following is a summary of deferred taxes:

                Deferred asset                  $ 9,000
                Valuation allowance              (9,000)
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