Form 10QSB
period 1999-03-31
RELIANCE RESOURCES INC
filed 1999-06-07
CIK 870751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

         For the transition period from __________ to __________

         Commission file number:   33-38214-D

                             RELIANCE RESOURCES INC.
             (Exact name of registrant as specified in its charter)

        Colorado                      33-38214-D               95-4734398
(State or Other Jurisdiction of    Commission File No.     (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

                 1621 Altivo Way, Los Angeles, California 90026
                    (Address of principal executive offices)

                                 (818) 980-0929
              (Registrant's telephone number, including area code)

             Registrant's Name or former address and former fiscal year, if changed since last Report:


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Date: March 31, 1999 Common Stock, par value $0.001 per share. Shares outstanding: 2,000,000

       Transitional Small Business Disclosure Format (Check one): Yes No X

                             RELIANCE RESOURCES INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                                           INDEX


Part 1      FINANCIAL INFORMATION                                           Page

            Item 1.  Financial Statements
                       Balance Sheets
                       March 31, 1999
                       December 31, 1998                                      4

                     Statements of Operations
                       Three Months Ended March 31, 1999 and 1998
                       And for the Period Inception (December 7, 1990) to
                       March  31, 1999                                        5

                     Statements of Changes in Stockholders' Equity (Deficit)
                       For the Period from Inception (December 7, 1990) to
                       March 31, 1999                                         6

                     Statements of Cash Flow
                       Three Months Ended March 31, 1999 and 1998
                       And for the Period from Inception (December 7, 1990)
                       to March 31, 1999                                      8

                     Notes to Financial Statements                            9

            Item 2.  Plan of Operation                                       12


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

            Item 4.  Submission of matters to a vote of security holders

            Item 5.  Other information

            Item 6.  Exhibits and reports on Form 8-K

                             RELIANCE RESOURCES INC.
                     (formerly Pursuit Venture Corporation)
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                               MARCH 31, 1999 AND
                                DECEMBER 31, 1998




Financial Statements

    Balance Sheets -
              Assets, Liabilities and Stockholders' Equity .................. 4

    Statements of Operations ................................................ 5

    Statement of Stockholders' Equity ....................................... 6

    Statements of Cash Flows ................................................ 8

Notes to Financial Statements ............................................... 9

                             RELIANCE RESOURCES INC.

                     (formerly Pursuit Venture Corporation)
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                     ASSETS


                                                         March 31,  December 31,
Current Assets:                                            1999        1998
                                                           ----        ----
                                                        (Unaudited)

Cash and equivalents                                            0          0
                                                          -------    -------

Total Assets                                                    0          0
                                                          =======    =======



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts payable and accrued expenses                       6,000      4,500
                                                          -------    -------


Stockholders' Equity:

Preferred stock - 10,000,000 shares
    authorized; issued and outstanding
    -0- @ $0.01 par value                                    --         --
Common stock - 50,000,000 shares authorized;
    issued and outstanding 2,000,000 shares at
     March 31, 1999 and December 31, 1998
     @ $.001 par value   (Notes 1, 2 and 3)                 2,000      2,000
Paid in capital (Note 2)                                   53,230     53,230
Deficit accumulated during the
    development stage                                     (61,230)   (59,730)
                                                          -------    -------
     Total Stockholders' Equity (Deficit)                  (6,000)    (4,500)
                                                          -------    -------

       Total Liabilities and Stockholders' Equity               0          0
                                                          =======    =======




The accompanying notes are an integral part of these financial statements.



                             RELIANCE RESOURCES INC.
                     (formerly Pursuit Venture Corporation)
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                              Three Months Ended         Period from Inception
                                                  March 31,                December 7, 1990
                                                                                  to
                                              1999         1998               March 31, 1999
                                              ----         ----          ---------------------


Revenue:                                         0             0                    0

Operating Expenses:

Expenses in connection
   with securities registration                  0             0               12,087
Officer and director fees                        0             0                  230
Amortization of organizational costs             0             0                5,000
Rent (Note 6)                                1,500             0                4,500
Professional fees                                0             0                5,028
Travel expenses                                  0             0                1,324
Transfer agent fees                              0             0                1,449
Accounting fees                                  0           500               21,500
Other expenses                                   0             0               10,112
                                        ----------    ----------           ----------
     Total operating expenses                1,500           500               61,230
                                        ----------    ----------           ----------

Net (loss)                                  (1,500)         (500)             (61,230)
                                        ==========    ==========           ==========

Weighted number of shares outstanding    2,000,000       270,000            2,000,000
                                        ==========    ==========           ==========

Net (loss) per share                           nil           nil                 (.03)
                                               ===           ===                  ===



The accompanying notes are an integral part of these financial statements.



                             RELIANCE RESOURCES INC.
                     (formerly Pursuit Venture Corporation)
                          (A Development Stage Company)

                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
       FOR THE PERIOD FROM INCEPTION (dECEMBER 7, 1990) TO march 31, 1999


                                                                Deficit             Total
                              Common Stock      Paid In     Accumulated During    Stockholders'
                            Shares    Amount    Capital      Development Stage       Equity
                            ------    ------    -------     ------------------    -------------

December 7, 1990
 Issuance of 270,000
 units (consisting of
 one share of common
 stock and one warrant)
 for $0.0185185 cash
 per unit                   270,000       270     4,730               0                5,000

Net loss                          0         0         0         (12,368)             (12,368)
                            -------   -------   -------         -------              -------

Balance, December 31,
 1990                       270,000       270     4,730         (12,368)              (7,368)

Net loss, year ended
 December 31, 1991                0         0         0          (5,877)              (5,877)
                            -------   -------   -------         -------              -------

Balance, December 31,
 1991                       270,000       270     4,730         (18,245)             (13,245)

Net loss, year ended
 December 31, 1992                0         0         0          (9,391)              (9,391)
                            -------   -------   -------         -------              -------

Balance, December 31,
 1992                       270,000       270     4,730         (27,636)             (22,636)

Paid in Capital (note 2)          0         0    30,000               0               30,000

Net loss, year ended
 December 31, 1993                0         0         0          (5,846)              (5,846)
                            -------   -------   -------         -------              -------

Balance, December 31,
 1993                       270,000       270    34,730         (33,482)               1,518

Net loss, year ended
 December 31, 1994                0         0         0          (6,600)              (6,600)
                            -------   -------   -------         -------              -------

Balance, December 31,
 1994                       270,000       270    34,730         (40,082)              (5,082)







The accompanying notes are an integral part of these financial statements.



                             RELIANCE RESOURCES INC.
                     (formerly Pursuit Venture Corporation)
                          (A Development Stage Company)
                   STATEMENT OF SHAREHOLDERS' equity (DEFICIT)
       FOR THE PERIOD FROM INCEPTION (dECEMBER 7, 1990) TO march 31, 1999
                                   (Continued)

                                                                     Deficit               Total
                                    Common Stock        Paid In    Accumulated During   Stockholders'
                                Shares      Amount      Capital    Development Stage       Equity
                               ---------   ---------   ---------   ------------------   -------------

Balance, December 31,
 1994                            270,000         270      34,730        (40,082)            (5,082)

Net loss, year ended
 December 31, 1995                     0           0           0         (4,418)            (4,418)
                               ---------   ---------   ---------      ---------          ---------

Balance, December 31,
 1995                            270,000         270      34,730        (44,500)            (9,500)

Net loss, year ended
 December 31, 1996                     0           0           0         (3,500)            (3,500)
                               ---------   ---------   ---------      ---------          ---------

Balance, December 31,
 1996                            270,000         270      34,730        (48,000)           (13,000)

Stock issued for officer
 and director fees               230,000         230           0              0                230

Net loss, year ended
 December 31, 1997                     0           0           0         (7,230)            (7,230)
                               ---------   ---------   ---------      ---------          ---------

Balance, December 31,
 1997                            500,000         500      34,730        (55,230)           (20,000)

Shares issued to officer for
 cancellation of debt
 (Note 3)                      1,500,000       1,500      18,500              0             20,000

Net loss, year ended
 December 31, 1998                     0           0           0         (4,500)            (4,500)
                               ---------   ---------   ---------      ---------          ---------

Balance, December 31,
 1998                          2,000,000       2,000      53,230        (59,730)            (4,500)

Net loss, period ended
 March 31, 1999                        0           0           0         (1,500)            (1,500)
                               ---------   ---------   ---------      ---------          ---------

Balance, December 31,
 1998                          2,000,000       2,000      53,230        (61,230)            (6,000)
                               =========   =========   =========      =========          =========



The accompanying notes are an integral part of these financial statements.



                             RELIANCE RESOURCES INC.
                     (formerly Pursuit Venture Corporation)
                          (A Development Stage Company)
                            statementS of cash flows
                                   (Unaudited)

                                                 Three Months Ended   Cumulative from Inception
                                                      March 31,         (December 7, 1990) to
                                                 1999          1998         March 31, 1999
                                                 ----          ----   --------------------------

CASH FLOWS FROM OPERATING
      ACTIVITIES

Net (loss)                                        (1,500)      (500)          (61,230)

Adjustments to reconcile net (loss) to net cash (used) by operating activities

    Amortization of organization expenses              0          0             5,000
    Increase (decrease) in accounts payable
        and accrued expenses                      (1,500)       500             6,000
                                                 -------    -------           -------

 NET CASH (USED) BY
   OPERATING ACTIVITIES                                0          0           (50,230)
                                                 -------    -------           -------


CASH FLOWS FROM INVESTING ACTIVITIES
   Organization costs                                  0          0            (5,000)
                                                 -------    -------           -------

CASH PROVIDED FROM
     INVESTING ACTIVITIES                              0          0            (5,000)
                                                 -------    -------           -------

CASH FLOWS FROM
     FINANCING ACTIVITIES
    Issuance of common stock                           0          0             5,000
    Common stock issued for services                   0          0               230
    Common stock issued for cancellation
        of accrued expenses (Note 3)                   0          0            20,000
    Paid in capital from shareholders (Note 2)         0          0            30,000
    Borrowings of long-term debt,
        related party (Note 2)                         0          0                 0
                                                 -------    -------           -------

   NET CASH PROVIDED FROM
        FINANCING ACTIVITIES                           0          0            55,230
                                                 -------    -------           -------

NET INCREASE (DECREASE) IN CASH                        0          0                 0

CASH BALANCE, BEGINNING OF PERIOD                      0          0                 0
                                                 -------    -------           -------

CASH BALANCE, END OF PERIOD                            0          0                 0
                                                 =======    =======           =======



The accompanying notes are an integral part of these financial statements.

                             RELIANCE RESOURCES INC.
                     (formerly Pursuit Venture Corporation)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)



Note 1    Summary of Significant Accounting Policies
          ------------------------------------------

          This summary of significant accounting policies of Reliance Resources Inc., ("Reliance or the "Company") formerly Pursuit Venture Corporation, a development stage Company, is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. Management represents that these financial statements and the accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

          (a)  Organization and Business Activities:

               The Company was incorporated on December 7, 1990 under the laws of the State of Delaware as Pursuit Ventures Corporation. Under a Plan and Agreement of Merger, effective August 21, 1998 the
               Company merged with a Colorado Corporation. The Colorado Corporation was incorporated on March 20, 1997 under the name Remington Assets Limited ("Remington"). Effective August 19, 1998 Remington changed its name to Pursuit Ventures Corporation. Effective with the terms and the Agreement of Merger, Pursuit Ventures Corporation (Colorado) became the surviving Corporation.

               The Company then filed for a name change with the Colorado Secretary of State to become Reliance Resources Inc. This name change became effective September 8, 1998.

               The Company's principal purpose is to seek out business opportunities, including Company or asset based acquisitions, that the Board of Directors, at its discretion, believes to be a potential for long term growth.

               Upon incorporating, the Company issued 270,000 shares of its common stock and 270,000 warrants to Fountain Colony Holding Corporation (formerly known as Argyle Funding, Incorporated) hereinafter "Fountain" as its sole shareholder. Upon issuance of the common shares, Fountain contributed $5,000 as capital of the Company and advanced funds in the form of a loan in the amount of $30,000 to the Company (see note 2). Fountain created the Company as its wholly owned subsidiary for the express purpose of distributing its "units" to the shareholders of Fountain. This thereby created a publicly-owned company to acquire a privately-held business which, in the opinion of management, has the potential for growth and profit. Each "unit" consisted of one share of common stock, $0.001 par value, and one warrant to purchase an additional share of common stock of the Company at an exercise price of $10 per share.

               The Company has not as yet commenced any operations or identified any potential acquisition opportunities. There is no assurance that the Company will be able to acquire a satisfactory business on terms favorable to the Company or profitably operate any business so acquired.

                             RELIANCE RESOURCES INC.
                     (formerly Pursuit Venture Corporation)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)



Note 1    Summary of Significant Accounting Policies (continued):
          ------------------------------------------

          (b)  Fiscal Year:

               The Company operates on a calendar year basis.

          (c)  Basis of Operation:

               The Company prepares its financial statements and federal income taxes on the accrual basis of accounting.

Note 2    Note due to Related Party
          -------------------------

          The Company issued an unsecured note payable to Fountain in the amount of $30,000 in December 1990. The note accrued interest at 10% per annum. In 1993 the shareholders of Fountain elected to cancel the note and all accrued interest and provided the funds to the Company as additional paid-in capital. The Company reversed all accrued interest payable to Fountain as an offset to expenses in 1993.

Note 3    Capital Structure
          -----------------

          The Company's Articles of Incorporation authorized two classes of stock; preferred and common. Preferred stock authorized; 10,000,000 shares at a par value of $.01. There are no issued and outstanding preferred shares. The terms, conditions, preferences and provisions of the preferred stock have not, as of this date, been established, but rather will be established by the Company's Board of Directors prior to the issuance of any Preferred stock.

          The Company has 50,000,000 shares of common stock authorized at a par value of $.001. There are 2,000,000 shares issued and outstanding as of March 31, 1999.

          During 1997 the Company issued 230,000 shares of common stock to its sole officer and director for services provided to the Company in his capacity as the Company's board member, President, Chief Financial Officer and Secretary.

          In June 1998 the Company issued 1,500,000 shares of common stock in exchange for the accrued fees due of $20,000 at December 31, 1997 to the sole officer and director of the Company. These fees that were exchanged for the Company's common stock have been reflected as paid-in capital to the Company.

                             RELIANCE RESOURCES INC.
                     (formerly Pursuit Venture Corporation)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)


Note 4    Income Taxes
          ------------

          At March 31, 1999, the Company has a federal operating loss carryforward of $61,230 for financial accounting and federal income tax purposes. Utilization of the net operating loss in any taxable year during the carryforward period may be subject to an annual limitation due to the ownership change limitations imposed by the tax law.

          The net operating losses will expire at various dates commencing in the year 2005 through 2012.

          The deferred tax asset consists of the future benefit of net operating loss carryforwards. A valuation allowance limits the recognition of the benefit of deferred tax assets until realization is reasonable assured by future profitability.

          The following is a summary of deferred taxes:

                  Deferred asset                  $ 9,000
                  Valuation allowance              (9,000)
                                                    -----
                                                        0
                                                    =====

Note 5    Options & Warrants
          ------------------

          The Company has not adopted a stock option plan. There are no warrants issued or outstanding.

Note 6    Commitments
          -----------

          The Company has been provided minimal office space at a rate of $500 per month on a month to month basis by the Company's sole Director and Officer.

                                PLAN OF OPERATION


Item 2.


         As of March 31, 1999, the Company had no assets and liabilities of $6,000. In these circumstances the Company is neither able to meet its current obligations nor provide for the operational expenses of its continued existence. In the absence of operational capital, Management may recommend the liquidation of the Company in which event the Company's stockholders will loose any value their shareholding in the Company may have had.

                                OTHER INFORMATION



PART II


Iten 1.       Legal Proceedings

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

                                           RELIANCE RESOURCES INC.



                                           /s/ Patrick C. Brooks
                                           -------------------------------------
                                               Patrick C. Brooks
                                               Director, President and Secretary


Date:    June 3, 1999