Form 10QSB
period 1999-09-30
SUMMEDIA COM INC
filed 1999-11-19
CIK 870751

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                       Commission file number: 33-38214-D

                                SUMmedia.com Inc.
        (Exact name of small business issuer as specified in its charter)

           Colorado                                     95-4734398
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                     Identification No.)

          Suite 1200, 1055 W. Hastings, Vancouver, B.C. CANADA V6E 2E9
                    (Address of principal executive offices)

                                 (604) 605-0901
              (Registrant's telephone number, including area code)

Former names, former address and former fiscal year, if changed since last report:

                             RELIANCE RESOURCES INC.
                                1621 Altivo Way
                             Los Angeles, CA 90026
                                  818-980-0929

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On September 30, 1999, the registrant had 13,900,000 shares of $0.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]


--------------------------------------------------------------------------------
10QSB99-.DOC                   11/18/99 12:42 PM                          Page 1

SUMmedia.com Inc.

INDEX

Part 1   FINANCIAL INFORMATION                                                        Page

Item 1.  Financial Statements:
Consolidated Balance Sheet
September 30, 1999
December 31, 1998                                                                      3

Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the Period from Inception (December 7, 1990) to
September 30, 1999                                                                     4

Consolidated Statement of Operations
Nine Months Ended September 30, 1999 and 1998
Three Months Ended September 30, 1999 and 1998                                         5

Consolidated Statement of Cash Flow
Nine Months Ended September 30, 1999 and 1998                                          6

Notes to Consolidated Financial Statements                                             7

Item 2.  Plan of Operation                                                            14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                   18

Part II           OTHER INFORMATION

Item 1.  Legal proceedings                                                            18

Item 2.  Changes in securities                                                        18

Item 3.  Submission of matters to a vote of security holders                          18

Item 4.  Exhibits and reports on Form 8-K                                             18



--------------------------------------------------------------------------------
10QSB99-.DOC                   11/18/99 12:42 PM                          Page 2

SUMMEDIA.COM INC.
CONSOLIDATED BALANCE SHEET
AS AT SEPTEMBER 30, 1999  AND DECEMBER 31, 1998
(UNAUDITED)
(IN U.S. DOLLARS)


ASSETS                                                SEPTEMBER 30, 1999      DECEMBER 31, 1998
                                                      ------------------      -----------------
CURRENT ASSETS
      Cash and cash equivalents                           $   327,247            $        --
      Short term deposits (Note 7)                             30,959
      Accounts receivable (Note 3)                            137,190                     --
      Prepaid expenses                                         25,164                     --
                                                          -----------            -----------

                                                          $   520,560            $        --

      Security deposits                                        57,481                     --
      Capital assets (Note 3)                                 288,014                     --

                                                          -----------            -----------
                                                          $   866,055            $        --
                                                          ===========            ===========

LIABILITIES

CURRENT LIABILITIES
      Accounts payable (Note 3)                           $   436,914            $     4,500
      Deferred revenue (Note 3)                                25,143                     --
      Current portion of obligation under capital lease        18,456                     --
      Due to related parties (Note 8)                         171,726                     --

                                                          -----------            -----------

                                                          $   652,239            $     4,500

                                                          -----------            -----------
LONG TERM LIABILITIES
      Obligation under capital lease (Note 7)             $    40,989            $        --

                                                          -----------            -----------
SHAREHOLDERS' EQUITY

      Common shares (Note 6)                              $    12,000            $     2,000
      Additional paid-in capital (Note 6)                   1,043,230                 53,230
      Share subscriptions (Note 6)                          1,500,000                     --
      Subscriptions receivable (Note 10)                     (500,000)                    --
      Stock-based compensation (Note 4)                     1,033,000                     --
      Accumulated deficit                                  (2,925,039)               (59,730)
      Cumulative translation adjustment                         9,636                     --
                                                          -----------            -----------

                                                          $   172,827            $    (4,500)

                                                          -----------            -----------
                                                          $   866,055            $        --
                                                          ===========            ===========


Commitments (Note 7)


--------------------------------------------------------------------------------
10QSB99-.DOC                   11/18/99 12:42 PM                          Page 3

SUMMEDIA.COM INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
(UNAUDITED)
(IN U.S. DOLLARS)

                                                                     COMMON SHARES          PAID IN       SHARE
                                                                 SHARES        AMOUNT       CAPITAL    SUBSCRIPTION    OTHER
                                                              ------------  ------------  ------------ ------------ ------------
BALANCE, DECEMBER 31, 1997                                         500,000  $        500  $     34,730 $         -- $         --
Shares issued to officer for cancellation of debt                1,500,000         1,500        18,500
Net loss, year ended December 31, 1998
                                                              ------------  ------------  ------------ ------------ ------------

BALANCE, DECEMBER 31, 1998                                       2,000,000         2,000        53,230           --           --
Cancellation of shares issued to officer for
  cancellation of debt in June 1998                             (1,500,000)
Forward stock split 1:32 (Note 6)                               15,500,000
Cancellation of shares to sole officer (Note 6)                 (6,210,000)
Acquisition of subsidiary (Note 6)                               3,200,000
Private placement #1 (Note 6)                                    1,000,000        10,000       990,000
Private placement #2 (Note 6)                                                                             1,500,000
Share subscription receivable (Note 6)                                                                                  (500,000)
Stock-based compensation                                                                                               1,033,000
Translation adjustment                                                                                                     9,636
Net loss for the nine months
                                                              ------------  ------------  ------------ ------------ ------------

BALANCE, SEPTEMBER 30, 1999                                     13,990,000  $     12,000  $  1,043,230 $  1,500,000 $    542,636
                                                              ============  ============  ============ ============ ============



COMPREHENSIVE INCOME
      Net income as above
      Translation adjustment


            Total comprehensive income


                                                             ACCUMULATED     SHAREHOLDERS'
                                                               DEFICIT     EQUITY (DEFICIT)
                                                             ------------  ----------------
BALANCE, DECEMBER 31, 1997                                   $    (55,230)   $    (20,000)
Shares issued to officer for cancellation of debt                                  20,000
Net loss, year ended December 31, 1998                              4,500          (4,500)
                                                             ------------    ------------

BALANCE, DECEMBER 31, 1998                                        (59,730)         (4,500)
Cancellation of shares issued to officer for
  cancellation of debt in June 1998
Forward stock split 1:32 (Note 6)
Cancellation of shares to sole officer (Note 6)
Acquisition of subsidiary (Note 6)
Private placement #1 (Note 6)                                                   1,000,000
Private placement #2 (Note 6)                                                   1,500,000
Share subscription receivable (Note 6)                                           (500,000)
Stock-based compensation                                                        1,033,000
Translation adjustment                                                              9,636
Net loss for the nine months                                   (2,865,309)     (2,865,309)
                                                             ------------    ------------

BALANCE, SEPTEMBER 30, 1999                                  $ (2,925,039)   $    172,827
                                                             ============    ============



COMPREHENSIVE INCOME
      Net income as above                                                    $  2,865,309
      Translation adjustment                                                        9,636

                                                                             ------------
            Total comprehensive income                                       $  2,855,673
                                                                             ============


--------------------------------------------------------------------------------
10QSB99-.DOC                   11/18/99 12:42 PM                          Page 4

SUMMEDIA.COM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)
(IN U.S. DOLLARS)

                                                 THREE MONTHS    THREE MONTHS     NINE MONTHS     NINE MONTHS
                                                     ENDED           ENDED           ENDED           ENDED
                                                 SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                     1999            1998            1999            1998
                                                 ------------    ------------    ------------    ------------
SALES                                            $    145,401    $         --    $    149,659    $         --
                                                 ------------    ------------    ------------    ------------


OPERATING EXPENSES
      General and administrative                 $  1,907,637    $      2,000    $  2,115,585    $      3,000
      Marketing and sales                             612,526              --         765,890              --
      Amortization                                    118,518              --         133,493              --
                                                 ------------    ------------    ------------    ------------

                                                 $  2,638,681    $      2,000    $  3,014,968    $      3,000
                                                 ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS FOR THE PERIOD AND BEFORE
   INCOME TAXES                                  $ (2,493,280)   $     (2,000)   $ (2,865,309)   $     (3,000)

PROVISION FOR INCOME TAXES                                 --              --              --              --

                                                 ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                $ (2,493,280)   $     (2,000)   $ (2,865,309)   $     (3,000)
                                                 ============    ============    ============    ============

NET INCOME (LOSS) PER SHARE:
      Basic                                             (0.24)          (0.00)          (0.23)          (0.00)
                                                 ============    ============    ============    ============
      Diluted                                              NA              NA              NA              NA
                                                 ============    ============    ============    ============

WEIGHTED AVERAGE SHARES:
      Basic                                        10,575,240       9,790,000      12,411,538       9,790,000
                                                 ============    ============    ============    ============
      Diluted                                      12,075,240      12,290,000      13,911,538      12,290,000
                                                 ============    ============    ============    ============


--------------------------------------------------------------------------------
10QSB99-.DOC                   11/18/99 12:42 PM                          Page 5

SUMMEDIA.COM INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)
(IN U.S. DOLLARS)

                                                                                  NINE MONTHS ENDED            NINE MONTHS ENDED
                                                                                 SEPTEMBER 30, 1999           SEPTEMBER 30, 1998
                                                                                 ------------------           ------------------
CASH PROVIDED BY (USED FOR) OPERATIONS
      Income (loss) for period                                                      $(2,865,309)                   $(2,000)
           Adjustments to reconcile net loss to net cash used in
              operating activities                                                      133,493                          -
                Changes in non-cash working capital
                    Short term deposit                                                  (30,959)
                    Accounts receivable                                                (137,190)                         -
                    Prepaid expenses                                                    (25,164)                         -
                    Accounts payable                                                    432,414                      2,000
                    Deferred revenue                                                     25,143                          -
                    Current portion of obligation under capital lease                    18,456                          -
                    Due to related parties                                              171,726                          -
                                                                                    -----------                    -------

                                                                                    $(2,277,390)                   $     -
                                                                                    -----------                    -------

FINANCING ACTIVITIES
      Issuance of common shares                                                       1,000,000                          -
      Share subscription less subscription receivable                                 1,000,000                          -
      Stock-based compensation                                                        1,033,000
      Obligation under capital lease                                                     40,989                          -
                                                                                    -----------                    -------

                                                                                    $ 3,073,989                    $     -
                                                                                    -----------                    -------

INVESTING ACTIVITIES
      Security deposits                                                                 (57,481)                         -
      Purchase of capital assets                                                       (421,507)                         -
                                                                                    -----------                    -------

                                                                                    $  (478,988)                   $     -
                                                                                    -----------                    -------

FOREIGN EXCHANGE EFFECT ON CASH                                                           9,636                          -
                                                                                    -----------                    -------

INCREASE IN CASH ON HAND                                                            $   327,247                    $     -

CASH ON HAND, BEGINNING OF PERIOD                                                             -                          -

                                                                                    -----------                    -------

CASH ON HAND, END OF PERIOD                                                         $   327,247                    $     -
                                                                                    ===========                    =======




--------------------------------------------------------------------------------
10QSB99-.DOC                   11/18/99 12:42 PM                          Page 6

SUMmedia.com Inc.
Notes to Interim Consolidated Financial Statements
September 30, 1999
(UNAUDITED)
(in U.S. Dollars)


      1. THE COMPANY AND BASIS OF PRESENTATION

         THE COMPANY

         SUMmedia.com Inc. (the "Company" or "SUMmedia.com") was incorporated on December 7, 1990 under the laws of the State of Delaware as Pursuit Ventures Corporation. Under a Plan and Agreement of Merger, effective August 21, 1998 (the "Agreement of Merger"), the Company merged with a Colorado corporation. The Colorado corporation was incorporated on March 20, 1997, under the name Remington Assets Limited, and, effective on August 19, 1998, changed its name to Pursuit Ventures Corporation. Under the terms of the Agreement of Merger, Pursuit Ventures Corporation, Colorado became the surviving company. The Company changed its name to Reliance Resources Inc., effective September 8, 1998.

         In a Special Shareholders' Meeting on August 20, 1999, the shareholders approved the acquisition of SUM Media Corp., a British Columbia, Canada company.

         The Company subsequently changed its name to SUMmedia.com Inc., effective on August 25, 1999. Concurrently, it received approval to change its trading symbol in the over-the-counter bulletin board (from "PSVC") to "ISUM", effective August 30, 1999.

         The Company is an Internet media and marketing company that provides online coupons for small business through its portal, SavingUMoney.com. The Company's goal is to provide Internet marketing initiatives for smaller businesses lacking the expertise to embrace eCommerce.

         BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements for the nine months ended September 30, 1999 and 1998 have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of September 30, 1999 and for the nine months ended September 30, 1999 and 1998.

         As shown in these unaudited interim consolidated financial statements, the Company incurred losses of $2,869,809 for the nine months ended September 30, 1999. As at September 30, 1999, the Company also had a working capital deficit of $131,679 and shareholders' equity of $172,827. The results for the nine months ended September 30, 1999 are not necessarily indicative of the expected results for the year ending December 31, 1999.

         The Company acquired its subsidiary, SUM Media Corp., in a transaction accounted for as pooling of interests. Pursuant to the terms of the acquisition, the Company issued 3,200,000 common shares from treasury to acquire 100% of the issued and outstanding shares of SUM Media Corp. Accordingly, all financial information included herein has been restated to reflect the combined operations of SUMmedia.com and the acquired company. Certain prior period balances have been reclassified to conform to the current period presentation.



--------------------------------------------------------------------------------
10QSB99-.DOC                   11/18/99 12:42 PM                          Page 7

SUMmedia.com Inc.
Notes to Interim Consolidated Financial Statements
September 30, 1999
(UNAUDITED)
(in U.S. Dollars)


         The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing or refinancing. The Company presently has no firm commitments for such financing.


      2. SIGNIFICANT ACCOUNTING POLICIES

         GENERALLY ACCEPTED ACCOUNTING POLICIES

         These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

         BASIS OF CONSOLIDATION

         These consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary, SUM Media Corp. All significant intercompany balances and transactions have been eliminated in consolidation.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, revenues and expenses for the periods reported. Actual results could differ from those estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and capital lease obligations are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The fair value of the long-term automotive capital lease approximates carrying value, as the lease was recently signed.

         CAPITAL ASSETS

         Capital assets are stated at net book value and are amortized over their useful lives at the following rates:

            Automobile               straight line over 3 years
            Furniture and fixtures   straight line over 5 years
            Computer equipment       straight line over 2 years
            Leasehold improvements   straight line over the remaining lease term
            Office Equipment         straight line over 5 years

         PRODUCT DEVELOPMENT COSTS

         Product development costs include expenditures incurred by the Company to design and enhance the Company's website. Product development costs are expensed in the period in which they are incurred.

         REVENUE RECOGNITION

           (i) Exclusivity Fee: Revenue from an exclusivity fee is recognized over a three-month period commencing with the date of the signing of an Exclusivity Agreement. This period corresponds to the time period in which a site or territory



--------------------------------------------------------------------------------
10QSB99-.DOC                   11/18/99 12:42 PM                          Page 8

SUMmedia.com Inc.
Notes to Interim Consolidated Financial Statements
September 30, 1999
(UNAUDITED)
(in U.S. Dollars)


                  is commissioned and includes such tasks as: locating of office premises, leasing of space, furniture, and equipment, staff recruiting, and staff training.
           (ii) Coupons and Banners: Revenue from coupons and banners is recorded from the date of exhibition on the Company's website.
           (iii) Website: Revenue from development of a customer's website is earned upon final approval of production results by the customer.

         FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

         The Company reports in U.S. dollars; however, the Canadian dollar is the Company's functional currency. The Company uses the current rate method for translating financial statements denominated in foreign currencies. Under this method, assets and liabilities are translated into U.S. dollars using period end exchange rates; whereas revenues, costs of sales and expenses are translated using average exchange rates for the period. Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at the transaction dates. The net effect of the foreign currency translation is not significant, but is included in cumulative translation adjustments in Shareholders' equity.

         LOSS PER COMMON SHARE

         Loss per common share is calculated on the basis of the weighted average number of shares outstanding after giving effect to the recapitalization on a retroactive basis during the period. The effect of potential issues of shares under warrant arrangements and share option agreements has not been disclosed because they are anti-dilutive.

         INCOME TAXES

         As at September 30, 1999, the Company has approximately $2.7 million of non-capital losses available to reduce future years' income for tax purposes. These losses expire in 2007. The potential tax benefits relating to the non-capital losses have not been recognized in the consolidated financial statements.

         The Financial Accounting Standards Board ("FASB") issued Statement Number 109 ("SFAS 109") on Accounting for Income taxes, which is effective for fiscal years beginning after December 15, 1992. SFAS 109 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Considering the Company's cumulative losses, the Company has provided an allowance of 100% against all available income tax loss carryforwards.

         COMPREHENSIVE INCOME

         In December 1997, the FASB issued Statement Number 130 on Reporting Comprehensive Income, which established a new financial statement to be included in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. Comprehensive income consists of net income and other comprehensive income. The accumulated balance of other comprehensive income is included in the equity section of the balance sheet. The Company's other comprehensive income consists of foreign exchange adjustments.



--------------------------------------------------------------------------------
10QSB99-.DOC                   11/18/99 12:42 PM                          Page 9

SUMmedia.com Inc.
Notes to Interim Consolidated Financial Statements
September 30, 1999
(UNAUDITED)
(in U.S. Dollars)


     3.  BALANCE SHEET COMPONENTS

         (a) ACCOUNTS RECEIVABLE

                                                                                                AT
                                                                                SEPTEMBER 30, 1999
                                                                               -------------------
           Sales taxes recoverable                                             $            66,658
           Advances to consultants                                                          63,178
           Trade receivables                                                                 7,354
                                                                               -------------------
                                                                               $           137,190
                                                                               ===================

         (b) CAPITAL ASSETS


                                                                ACCUMULATED              NET AT
                                                 COST          AMORTIZATION   SEPTEMBER 30,1999
                                           ---------------     -------------  -----------------
            Automobile                     $        85,526     $      21,370   $         64,156
            Furniture and fixtures                  18,380             2,740             15,640
            Computer equipment                     270,063           101,760            168,303
            Leasehold improvements                  16,367             2,945             13,422
            Office equipment                        31,171             4,678             26,493
                                           ---------------     -------------  -----------------
                                           $       421,507     $     133,493  $         288,014
                                           ===============     =============  =================

         (c) ACCOUNTS PAYABLE

                                                                                                AT
                                                                                SEPTEMBER 30, 1999
                                                                               -------------------
             Trade accounts payable                                            $           247,870
             Accrued liabilities                                                           126,835
             Employee and payroll taxes                                                     62,209
                                                                               -------------------
                                                                               $           436,914
                                                                               ===================

         (d) DEFERRED REVENUE

                                                                                                AT
                                                                                SEPTEMBER 30, 1999
                                                                               -------------------
             Deferred exclusivity fees                                         $            23,973
             Deferred coupon revenues                                                        1,170
                                                                               -------------------
                                                                               $            25,143
                                                                               ===================


     4.  STOCK-BASED COMPENSATION

         In October 1995, the FASB issued Statement Number 123 on Accounting for Stock-based Compensation which established financial accounting and reporting standards for stock-based employee compensation. The Company has retained the Intrinsic Value based method as described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") to recognize the compensation cost of incentive stock options granted to directors and employees. Under this method, the difference between the market


--------------------------------------------------------------------------------
10QSB99-.DOC                   11/18/99 12:42 PM                         Page 10

SUMmedia.com Inc.
Notes to Interim Consolidated Financial Statements
September 30, 1999
(UNAUDITED)
(in U.S. Dollars)

         this method, the difference between the market price of stock at the date of grant and the exercise price of the stock option is to be expensed as compensation cost over the period between the date of granting the option and the date it is first exercisable. These costs were $1,033,000 for the three- and nine-month periods ended September 30, 1999.

      5. RECENT ACCOUNTING PRONOUNCEMENTS

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP98-1"). SOP98-1 provides guidance for determining whether computer software is internal-use software and accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The disclosures prescribed by SOP98-1 will be effective for the year ending December 31, 2000 consolidated financial statements. The Company has not yet determined the impact, if any, of adopting this statement.

         In June 1998, the FASB issued Statement Number 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in fair value of the derivative depends on the intended use of the derivative and the resulting designation. The Company has not yet determined the impact, if any, of adopting this statement.

      6. SHARE CAPITAL

          AUTHORIZED                                                      SEPTEMBER 30, 1999
          -----------------------------------------------------------     ------------------
          65,500,000 common shares with par value of $.01 per share
          1,000,000 preferred shares with a par value of $1.00 per
          share

          ISSUED
          -----------------------------------------------------------     ------------------
          13,990,000 common shares                                        $           12,000

         As at December 31, 1998, the authorized capital stock of the Company consisted of 50,000,000 shares of common stock with a par value of $.001 of which 2,000,000 were issued and outstanding. Pursuant to a June 4, 1999 Board of Directors resolution, Patrick Brooks, the sole Director and Officer, agreed to the cancellation of 1,500,000 shares previously issued to him as compensation. On June 16, 1999, the Board of Directors passed a resolution to adopt a forward stock split at a ratio of 1:32 with the effect that the total issued and outstanding shares would be 16 million. Brooks concurrently executed a formal waiver of the right to receive 6.21 million post-split shares; the resultant issued and outstanding shares then totaled 9.79 million.

         On June 24, 1999, the Company's Articles of Incorporation were amended to increase the Company's authorized common stock to 65,500,000 shares.

         On August 20, 1999, the Company acquired all of the issued and outstanding shares of SUM Media Corp. for the consideration of 3,200,000 SUMmedia.com Inc. treasury shares.



--------------------------------------------------------------------------------
10QSB99-.DOC                   11/18/99 12:42 PM                         Page 11

SUMmedia.com Inc.
Notes to Interim Consolidated Financial Statements
September 30, 1999
(UNAUDITED)
(in U.S. Dollars)

         On August 26, 1999, the Company closed a private placement of 1,000,000 equity units at a price of $1 per unit for gross cash proceeds of $1,000,000. Each unit consisted of one common share and one share purchase warrant. The warrant may be exercised to acquire an additional share of the Company at a price of $3 for a period expiring 24 months after issuance. The proceeds of the financing are being used to expand the Company's current business. No warrants were outstanding at the beginning of the year and no others were issued during the period.


     7.  COMMITMENTS

         The Company has the following annual commitments under the terms of operating and financing leases:

                   YEAR                  OPERATING                 CAPITAL
              ---------------         ----------------        ---------------
                   2000               $        231,700        $        18,456
                   2001                        228,850                 18,456
                   2002                        228,850                 18,456
                   2003                        228,850                  4,077
                   2004                         67,750                     --
                                      ----------------        ---------------
                                      $        938,000        $        59,445
                                      ================        ===============

         Office lease payments for the nine months ended September 30, 1999 of $68,510 were included in general and administrative costs. A letter of credit has been issued by Company's bank in the amount of $30,959 for the benefit of the Vancouver landlord.


     8.  RELATED PARTY TRANSACTIONS

         During the nine months ended September 30, 1999, two shareholders loaned the Company $171,726 without interest and without stated terms of repayment.

         The Company incurred $40,500 for consulting and related services to a company controlled by one of the significant shareholders of the Company during the same period.


     9.  SEGMENT INFORMATION

         Effective July 1, 1999, the Company adopted the provisions of the FASB's Statement of Financial Accounting Standards Number 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes the standards for reporting information about operating segments in annual financial statements and requires that certain selected information about operating segments be reported in interim financial reports. It also establishes standards for related disclosures about products and services and geographic areas. Segment selection is based upon the internal organization structure, the manner in which these operations are managed and their performance evaluated by management, the availability of separate financial information, and overall materiality considerations. Segment performance measurement is based on operating income before income taxes, amortization of intangibles, stock compensation, and related merger costs.



--------------------------------------------------------------------------------
10QSB99-.DOC                   11/18/99 12:42 PM                         Page 12

SUMmedia.com Inc.
Notes to Interim Consolidated Financial Statements
September 30, 1999
(UNAUDITED)
(in U.S. Dollars)


         The Company currently has only one operating segment: online couponing services, and currently operates in only one geographic area: Canada. Substantially all of the Company's assets are located in Canada, and substantially all of its revenues are produced in Canada.


     10. SUBSEQUENT EVENTS

         On September 23, 1999, the Company entered into a lease commitment for office space located in Seattle, Washington. The lease period is for 60 months, commencing November 1, 1999, and covers 3,916 square feet at a base rental rate of $86,152 for the first three years, increasing to $90,068 for the fourth and fifth years.

         In late September 1999, the Company announced its intention to commence a private placement for 500,000 units at a price of $3 per unit for gross cash proceeds of $1.5 million of which $1 million was received by September 30, 1999. Each unit consisted of one common share and one share purchase warrant. The warrant may be exercised to acquire an additional share of the Company at a price of $4.50 for a period of 12 months from the issuance date.

         In early October 1999, the Company reserved approximately 2.1 million shares for incentive stock options for certain of its directors, officers and employees. Option prices and dates have not yet been fixed by the Board of Directors. No options were outstanding at the beginning of the year, and none were issued during the period.




--------------------------------------------------------------------------------
10QSB99-.DOC                   11/18/99 12:42 PM                         Page 13

ITEM 2.    PLAN OF OPERATION

Forward-Looking Statements

The following discussion should be read in conjunction with the consolidated financial statements of SUMmedia.com Inc. ("SUMmedia.com").

This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of SUMmedia.com's plans, objectives, expectations and intentions. When used in this document, the words "expects," "anticipates," "intends," "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward -looking statements wherever they appear in this document. SUMmedia.com's actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such differences include those discussed below.

Overview of SUMmedia.com

SUMmedia.com is an Internet media and marketing company that provides online coupons for small businesses through its "eCoupon portal," SavingUMoney.com. Products and services provided by SUMmedia.com enable the millions of local small business merchants without Web expertise to easily and inexpensively market over the Internet to target and attract online shoppers. SUMmedia.com has offices in Vancouver, Toronto, Seattle, and Hong Kong and approximately 90 employees. SUMmedia.com's common stock is traded publicly on the OTC Bulletin Board under the symbol "ISUM."

SUMmedia.com was incorporated on December 7, 1990 under the laws of the State of Delaware as Pursuit Ventures Corporation. Under a Plan and Agreement of Merger, effective August 21, 1998, SUMmedia.com merged with a Colorado corporation. The Colorado corporation was incorporated on March 20, 1997, under the name Remington Assets Limited, and, effective August 19, 1998, changed its name to Pursuit Ventures Corporation. Under the terms of the Agreement of Merger, Pursuit Ventures Corporation, Colorado, became the surviving company. The Colorado corporation changed its name to Reliance Resources Inc., effective on September 8, 1998. Reliance Recources Inc. changed its name to SUMmedia.com Inc., effective on August 25, 1999.

On August 20, 1999, the shareholders of SUMmedia.com approved the acquisition of SUM Media Corp. ("SUM") which was incorporated under the laws of British Columbia, Canada. In the merger SUMmedia.com Inc., exchanged 3,200,000 shares of its common stock for 100% of the issued and outstanding shares of common stock of SUM. SUM was incorporated to explore the potential of the electronic couponing concept and, to develop initial enabling software.

Expansion Plans

Over the next 12 months, the management of SUMmedia.com plans to expend significant resources to:

    o expand marketing and sales in current and new locations served by the SavingUMoney.com website;
    o  build awareness of SUMmedia.com through advertising campaigns;
    o enter into markets in other U.S. cities, Europe, Asia, Australia and New Zealand; and
    o  open new offices and hire additional employees to support the above.


--------------------------------------------------------------------------------
10QSB99-.DOC                   11/18/99 12:42 PM                         Page 14

Research and Development

During the next 12 months, SUMmedia.com intends to expend significant resources towards the pursuit of Internet research and development to support internal operations, Internet content and geographic expansion.

Results of Operations

SUMmedia.com commenced operations in June 1999. Prior to that, SUMmedia had no significant operations or revenues. As a result, comparative figures are not included in this report.

SUMmedia.com has incurred a net loss of $2.9 million from December 7, 1990 (date of inception) through September 30, 1999 ($2.5 million in the quarter then ended), due to continuing costs of raising capital, initial operating expenses over a startup period, and due to funds applied to marketing and branding development.

Revenues for the quarter ended September 30, 1999 were $145,401. Approximately 80% of SUMmedia.com's revenue for the quarter ended September 30, 1999 was derived from license fees from Canadian businesses. The balance of SUMmedia.com's revenue was derived from coupon sales and website development and hosting. All of SUMmedia.com's revenues are derived from fees paid by its customers. To date, online advertising on SUMmedia.com's website has not significantly contributed to revenue, however, revenue generation is expected in the near future.

General and administrative expenses for the quarter ended September 30, 1999 were $1.9 million. These expenses are generally attributed to the hiring of over 30 administrative staff to build up the infrastructure of SUMmedia.com in areas of executive management, administrative personnel, and technical support for SUMmedia.com's offices at a quarterly cost of $1,257,000, which includes $1,033,000 in stock-based compensation. Also included are fees for external professional advisors. A significant general and administrative expense was the purchase of software licenses at a cost of nearly $100,000. Another significant expenditure was travel expenses associated with trips to the United States, Australia, and the Asia to secure financing and business partners for SUMmedia.com at a cost of $165,000. Office space increased from approximately 1,000 square feet at the end of the quarter ended June 30, 1999 to over 13,000 square feet office space at September 30, 1999 resulting in a quarterly cost of



--------------------------------------------------------------------------------
10QSB99-.DOC                   11/18/99 12:42 PM                         Page 15

$48,000. SUMmedia.com anticipates that these expenses will continue to increase as SUMmedia.com pursues its product rollouts.

Research and development costs amounted to $130,000 for the quarter ended September 30, 1999. Research and development costs were primarily comprised of payments to outside contractors and associated expenses related to engineering design work and testing of SUMmedia.com's technology. These costs are included in the general and administrative category. Product development expenses are expected to increase significantly in future periods primarily from consulting fees, personnel additions, and additional depreciation costs as SUMmedia.com continues to purchase equipment to improve and expand its operations both domestically and internationally, and as it completes the commercial development of its technology.

During the quarter ended September 30, 1999, SUMmedia.com incurred direct merger related transaction costs of $17,000 which were charged to operations. SUMmedia.com plans to acquire new companies; such acquisitions could lead to additional direct and indirect expenses which would negatively affect SUMmedia.com's result of operations. These costs are included in the general and administrative category.

During the quarter ended September 30, 1999, SUMmedia.com incurred $613,000 in various advertising and marketing costs, of which $257,000 was spent on salaries for over 40 new sales and marketing employees. SUMmedia.com's sales and marketing expenses are comprised primarily of compensation for SUMmedia.com's sales and marketing personnel, advertising, tradeshow and other promotional costs and expenses for creative design of SUMmedia.com's websites. The increases resulted primarily from continued growth in the number of personnel, increases in online, radio, and international advertising and third party services. Sales and marketing expenses are expected to increase in the near term due to branding, advertising and marketing, and incremental expenses associated with personnel additions made in the current quarter and those expected in future quarters.

Amortization expense was $118,000 for the quarter ended September 30, 1999. During the nine months ended September 30, 1999, SUMmedia.com purchased computers and office furniture totaling $336,000 and a promotional vehicle for $86,000.

Liquidity and Capital Resources

At September 30, 1999, SUMmedia.com had $327,247 in cash, a working capital deficiency of $(131,679) and shareholders' equity of $172,827. Net cash used in SUMmedia.com's operating activities was $2.3 million in the nine months ended September 30, 1999. The net cash used in operating activities in the period resulted primarily from net losses, offset by the timing of payable settlements, funds from shareholders, subscriptions receivable, and, to a lesser degree, by non-cash charges for amortization of unearned compensation, the provision for doubtful accounts, depreciation and amortization and increases in various liability categories. Since SUMmedia.com has no significant revenue, working capital will continue to be depleted by operating expenses. Furthermore, if SUMmedia.com should generate an operating loss for the last quarter comparable to the loss incurred for the third quarter ended September 30, 1999, a substantial portion of the Corporation's remaining cash will be depleted and the working capital deficit increased.

Since June 1999, SUMmedia.com has financed its operations primarily through stock offerings and unsecured advances from the founders of SUM Media Corp.

Net cash provided by financing activities in July and late September 1999 resulted from the sale of 1,500,000 shares of common stock for gross proceeds of $2.5 million. The net proceeds from these financing activities were used for funding operations and capital expenditures.



--------------------------------------------------------------------------------
10QSB99-.DOC                   11/18/99 12:42 PM                         Page 16

Net cash used in investing activities in 1999 primarily resulted from the purchase of $421,000 in capital assets composed primarily of computer equipment, furniture, and a promotional vehicle. In additional investing, SUMmedia.com acquired all of the shares of SUM Media Corp., a private British Columbia company in exchange for 3.2 million shares.

SUMmedia.com has no material commitments for capital expenditures at September 30, 1999, but expects such expenditures to be at least $1 million through the remainder of 1999. Such expenditures will primarily for computer equipment for SUMmedia.com's enterprise-wide systems, furniture and fixtures, computers, and leasehold improvements. SUMmedia.com also has total minimum lease obligations of $938,000 under certain operating leases and $59,000 in capital leases through September 2004.

SUMmedia.com believes that its existing cash and cash sources will be sufficient to fund its losses from operations, its capital expenditures, and other obligations in the immediate future (through January 2000). In addition, if during that period or immediately thereafter, SUMmedia.com is not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to SUMmedia.com, SUMmedia.com's business, financial condition, and operations will be materially adversely affected.

SUMmedia.com's funding needs may vary depending upon a number of factors, including the number and nature of the marketing and sales launch initiatives; progress of SUMmedia.com's research and development programs; the number and breadth of these programs; the progress of the development and commercialization efforts of new products; and competing technological and market developments. In the future, SUMmedia.com will need to raise substantial additional funds to continue to conduct its branding, marketing plans, and research and development, and implementation of enterprise-wide infrastructure programs. SUMmedia.com intends to seek additional funding through public or private financing and up-front licensing fees of its technology. There can be no assurance that such funds will be available on favorable terms, if at all. If adequate funding is not available, SUMmedia.com may be required to delay, reduce or eliminate one or more of its marketing strategies or research and development programs.

Year 2000 Issues

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot reliably distinguish dates beginning on January 1, 2000 from dates prior to the year 2000. Many companies' software and computer systems may need to be upgraded or replaced in order to correctly process dates beginning in 2000 and to comply with the "Year 2000" requirements. SUMmedia.com has reviewed its internal programs and has determined that there are no significant Year 2000 issues within SUMmedia.com's systems or services. SUMmedia.com has completed modifications to its internal systems to fix identified Year 2000 issues in an attempt to ensure Year 2000 compliance. The costs of these modifications have not been material and have involved a reallocation of internal resources rather than incremental expenditures. Although SUMmedia.com believes that its own software is Year 2000 compliant, SUMmedia.com may be wrong. If SUMmedia.com is wrong, it could face unexpected expenses to fix the problem or unanticipated website outages, either of which would harm its business. SUMmedia.com uses third-party equipment and software that may not be Year 2000 compliant. SUMmedia.com is also conducting a further review of third-party software and embedded systems used in its online business. SUMmedia.com expects that the incremental cost of



--------------------------------------------------------------------------------
10QSB99-.DOC                   11/18/99 12:42 PM                         Page 17
all of these reviews will not exceed $50,000. The cost of any necessary upgrades or changes cannot currently be precisely estimated. SUMmedia.com may be harmed if necessary upgrades or changes are not identified, or, if identified, are not timely and successfully implemented at an acceptable cost. SUMmedia.com also may be harmed by Year 2000 problems at its vendors and business partners. For example, SUMmedia.com may rely on credit card companies to collect the majority of its revenues from users. Due to the nature of the credit card system, some industry analysts have questioned the effect of the year 2000 on credit card processing and billing. Failure of SUMmedia.com's credit card vendors or other third-party equipment or software vendors to properly process dates for the year 2000 and thereafter could require it to incur unanticipated expenses in seeking alternative means of payment or hardware or software replacements. It also could result in loss of revenues or unanticipated website outages. SUMmedia.com's marketing efforts are also dependent on the continued operation of Internet portals and other Internet sites on which it advertises.

SUMmedia.com has not yet developed contingency plans with respect to collecting payment under these circumstances, and it will be unable to make such contingency plans if any significant number of the computers constituting the Internet fail to process dates properly for the year 2000 and there is a system-wide slowdown or breakdown. SUMmedia.com's business is dependent on the continued successful operation of the Internet. Any interruption or significant degradation of Internet operations due to Year 2000 problems could harm SUMmedia.com's business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

SUMmedia.com's exposure to market risk is principally confined to its cash and cash equivalents which have short maturities and, therefore, minimal and immaterial market risk.

Foreign Currency Risk

SUMmedia.com reports in U.S. dollars; however, the Canadian dollar is its functional currency. SUMmedia.com's financial statements have been translated at the exchange rate in effect at the balance sheet date. The net effect of the foreign currency translation is not significant, but is included in cumulative translation adjustments in shareholders' deficit.

In the future, management expects the majority of SUMmedia.com's sales and expenses to be denominated in U.S. dollars. While SUMmedia.com is planning some transactions in foreign currencies during late 1999, it does not expect that foreign exchange gains or losses will be significant. As SUMmedia.com expands internationally, foreign currency risks will become more important. SUMmedia.com has not engaged in foreign currency hedging to date.



--------------------------------------------------------------------------------
10QSB99-.DOC                   11/18/99 12:42 PM                         Page 18

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

In August 1999, a forward split of 32:1 was made to each share of issued and outstanding common stock (but not unissued, authorized shares).

On August 6, 1999, SUMmedia.com issued 3,200,000 shares of its common stock for 9,000,001 shares of SUM Media Corp. SUMmedia.com issued the shares in reliance on Section 4(2) of the Securities Act of 1933 (the "Act").

In August 1999, SUMmedia.com closed a private offering to offshore investors of 1,000,000 units for gross proceeds of $1,000,000. Each unit consists of one share of common stock and one common stock purchase warrant. Each warrant may be exercised at any time prior to August 2001 for $3.00 for one share of common stock.

In September 1999, SUMmedia.com issued 500,000 units to offshore investors for $3.00 per unit for gross cash proceeds of $1,500,000. Each unit consists of one share of common stock and common stock purchase warrant. Each warrant is exercisable for 12 months for $4.50 for one share of common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

SUMmedia.com held a Special Meeting of Shareholders on August 20, 1999. The following is a brief description of each matter voted upon at the meeting, all of which were unanimously approved:

(a)      The shareholders approved the appointment of the auditors.

(b) The shareholders approved that SUMmedia.com's Articles of Incorporation be amended to change the company's name to SUMmedia.com Inc. and to forward split each share of issued and outstanding stock (but not unissued, authorized shares) 32:1, with each shareholder post-split holding 32 shares for every share previously held effective June 16, 1999; (c) The shareholders approved that the Board of Directors in its sole discretion be authorized to grant or amend incentive stock purchase options to insiders, management, and employees of SUMmedia.com pursuant to either a stock option plan or individual stock option grants, and to approve the exercise of stock options

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as part of this report:

         Exhibit 3.1 Articles of Amendment to the Articles of Incorporation of the registrant dated August 25, 1999.

         Exhibit 27        Financial Data Schedule

(b)      Reports on Form 8-K.

         None


--------------------------------------------------------------------------------
10QSB99-.DOC                   11/18/99 12:42 PM                         Page 19

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SUMmedia.com Inc.

Date: November 12, 1999

By: /s/ Grant M. Petersen
Grant M. Petersen
Chairman and CEO

By: /s/ David R. Lewis
David R. Lewis
Chief Financial Officer and Secretary Treasurer

FINANCIAL DATA SCHEDULE





--------------------------------------------------------------------------------
10QSB99-.DOC                   11/18/99 12:42 PM                         Page 20

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------

    3.1 Articles of Amendment to the Articles of Incorporation of the registrant dated August 25, 1999.

   27         Financial Data Schedule