Form 10KSB
period 1999-12-31
SUMMEDIA COM INC
filed 2000-03-30
CIK 870751

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1999

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          Commission file number:

                                SUMMEDIA.COM INC.
                          ---------------------------
             (Exact name of registrant as specified in its charter)

             Colorado                                            95-4734398
             --------                                            ----------
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

         1200-1055 West Hastings Street, Vancouver, B.C. Canada V6E 2E9
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (604) 605-0901
                                 --------------
                (Issuer's telephone number, including area code)

              Securities registered under Section 12(b) of the Act:

   Title of each class                   Name of Exchange on which registered
   -------------------                   ------------------------------------

          Securities registered under Section 12(g) of the Exchange Act
                         Common Stock, par value $0.01
               --------------------------------------------------
                               Title of each class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes   No X


Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K.
               -----

As of February 25, 2000, there were 10,050,813 common shares held by non-affiliates with a market value of $79,150,152 based on the February 25, 2000 share price of $7.8750.

As of February 25, 2000, there were 18,310,400 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                               ---     ---

                                SUMMEDIA.COM INC.

                                   FORM 10-KSB

                                DECEMBER 31, 1999


                                      INDEX

                                                                            PAGE
                                                                            ----
Part I

   Item 1  Description of Business                                            1
   Item 2  Description of Property                                           10
   Item 3  Legal Proceedings                                                 10
   Item 4  Submission of Matters to a Vote of Security Holders               11

Part II

   Item 5  Market for Common Equity and Related Stockholder Matters          11
   Item 6  Plan of Operation                                                 12
   Item 7  Financial Statements                                              19
   Item 8  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosures                                         36

Part III

   Item 9  Directors, Executive Officers, Promoters and Control Persons,
           Compliance with Section 16(a) of the Exchange Act                 36
   Item 10 Executive Compensation                                            40
   Item 11 Security Ownership of Certain Beneficial Owners
           and Management                                                    41
   Item 12 Certain Relationships and Related Transactions                    43

Part IV

   Item 13 Exhibits, Lists and Reports on Form 8-K                           43

                                     PART I

ITEM 1:  DESCRIPTION OF BUSINESS

(a)      BUSINESS DEVELOPMENT

    In December 1990, Pursuit Ventures Corporation (Pursuit) was incorporated in the State of Delaware. In August 1998, Pursuit Ventures Corporation merged with Remington Assets Limited (Remington), a Colorado corporation incorporated in March 1997. At the time, Pursuit was the parent of Remington. Under the terms of the merger, Pursuit became the surviving entity. As this transaction was between entities under common control, it has been accounted for on a basis similar to a pooling of interests. In September 1998, Pursuit changed its name to Reliance Resources Inc. On August 6, 1999, Reliance Resources Inc. entered into a share exchange agreement with SUM Media Corp. (formerly known as E-Com Media Corp.), a British Columbia, Canada Internet media and marketing company. Pursuant to the terms of the exchange agreement, Reliance Resources Inc. issued 3,200,000 common shares to acquire all of the issued and outstanding shares of SUM Media Corp. Immediately after the share exchange, Reliance Resources Inc. focused its operations on Internet media and marketing. From inception to the date of the share exchange, Reliance Resources Inc., Pursuit and Remington were inactive companies whose business purpose was to acquire a business opportunity which management believed offered potential long-term growth. On August 25, 1999, Reliance Resources Inc. changed its name to SUMmedia.com Inc. (the "Company" or "SUMmedia.com")

    On August 30, 1999, SUMmedia.com received approval to change its trading symbol on the over-the-counter bulletin board from "PSVC" to "ISUM."

    SUMmedia.com is a development stage company.


(b)      BUSINESS OF THE ISSUER

Business

    SUMmedia.com is an Internet media and marketing company that provides online coupons, or "eCoupons," for small businesses through its portal, savingumoney.com. SUMmedia.com's goal is to provide Internet marketing initiatives for smaller businesses lacking the expertise or financial resources to carry on "eCommerce." In addition to its current eCoupon operations, SUMmedia.com receives revenue from the sale of banner advertisement space on its websites and from the sale of web sites it custom develops for its customers.

    SUMmedia.com plans to develop, market and support online marketing and promotional activities for web site hosting, as well as online shopping "storefronts" that enable small businesses to cost effectively utilize the Internet, regardless of their size, resources or global address.

    SUMmedia.com plans to address the following issues that are frequently encountered by development stage companies in new and rapidly evolving markets:

o protecting and enhancing its corporate brand, SUMmedia.com, through investment relationships, strategic links, public relations and traditional trademark protection protocols;

o protecting and enhancing its eCoupon web site, savingumoney.com, through aggressive marketing and contracting with a search engine optimization specialist;

o expanding its products and services and increasing the value of its eCouponing services;

o increasing the amount of Internet traffic to SUMmedia.com and savingumoney.com, as well as other company web sites currently under development;

o        increasing the number and types of its business customers;

o        attracting retaining and motivating qualified personnel; and

o developing the company's financial, information technology and operations infrastructure.


PROTECTING AND ENHANCING ITS CORPORATE BRAND, SUMMEDIA.COM.

    The business partnerships and relationships that SUMmedia.com intends to create are important components of protecting and enhancing its corporate brand. These relationships will attempt to provide brand enhancing benefits, including:

o        credibility in current and future markets;

o newspaper and online advertising space on a contra basis where key business partners will be offered SUMmedia.com services or shares in consideration for the key business partners' services. This is anticipated to help enhance the value of such relationships to both parties as each will have a vested interest in the other's success; and

o product innovations, including wireless applications and secured eCoupons.

    Another tool SUMmedia.com uses to protect and enhance its corporate brand is the seamless integration of the SUMmedia.com brand into all of its web sites. From its savingumoney.com web site, to the sites developed and hosted for its customers, corporate branding will be reinforced via a "powered by SUMmedia.com" message that will directly link to SUMmedia.com's corporate web site.

    SUMmedia.com also utilizes traditional public relations methods to enhance its corporate brand. SUMmedia.com's news releases, press conferences and editorial coverage include specifics about SUMmedia.com designed to reinforce its corporate brand with the investment community and prospective customers and eCoupon users.

    Lastly, SUMmedia.com has endeavored to protect all of its various brands through traditional trademark protection protocols.


PROTECTING AND ENHANCING ITS ECOUPON WEB SITE, SAVINGUMONEY.COM.

    SUMmedia.com's primary web site, savingumoney.com, is now operational in several Canadian markets, either directly or through business alliances with third parties. In addition, support offices are open in the following locations:

o Seattle, Washington: U.S. corporate office; Seattle marketing launched in mid-February 2000;

o        Hong Kong: joint venture; marketing launch anticipated in early March
         2000; and

o Sydney, Australia: joint venture; marketing launch pursuant to a non binding agreement with ISEC Ltd. anticipated in early April 2000. ISEC is expected to deliver the savingumoney.com concepts to Internet consumers in Australia and New Zealand.

    It is anticipated that the opening of new markets will protect and enhance the savingumoney.com brand by providing broader geographic coverage. However, management believes that the key component of enhancing the brand is to secure its place on the consciousness of consumers. To this end, the following marketing communications plans, at a total estimated cost of U.S. $10.7 million, are in place:

o Canada: an online and traditional media launch at a cost of $3 million for 2000;

o Seattle: a five-week online and traditional media launch at a cost of $500,000, with an additional $1 million expected to be spent through 2000;

o U.S.: new U.S. territory initial advertising launches at a cost of $3 million to be spent through 2000 for territories yet to be identified;

o Hong Kong: a five-week integrated media launch at a cost of $400,000, with another $800,000 expenditure expected through the remainder of 2000; and

o Sydney: an integrated, five-week launch at a cost of $500,000, plus an additional $1.5 million expenditure through 2000.

    In addition to the marketing launches listed above, SUMmedia.com's management anticipates that a worldwide launch of its products to commence during the next year would add at least another U.S. $50 million to its total costs.


EXPANDING SUMMEDIA.COM'S PRODUCTS AND SERVICES AND INCREASING THE VALUE OF ITS ECOUPONING SERVICES.

    Several product and service enhancements and innovations are at various stages of their respective development cycles. The following are product and service enhancements relating to savingumoney.com:

o        easier to use design;

o data-driven eCoupons with improved consumer functionality; the data-driven eCoupon will have specific words or phrases associated with them (i.e. type of store, geographical area). These detailed and specific words or phrases will allow consumers to do specific searches of the eCoupon database based on specific key words or phrases which the consumer enters. As a result, this specific search will reduce the number of coupons that will match the consumers search request and thus allow the consumer to find the coupon they want more efficiently.

o value-added services for members, such as email date reminders, personalization and shopping lists;

o        pop-up advertising features to be sold to eCoupon customers;

o "mini-Web sites" to be sold to customers desiring to expand their eCoupon presence on SUMmedia.com's site;

o secured eCoupons aimed at satisfying the "retailer abuse" concerns of major packaged goods manufacturers; and

o savingumoney.com "eMalls" in which eCoupon customers will be able to sell their products online at themed online malls.

    SUMideas.com, SUMmedia.com's Web site development/hosting service, through which SUMmedia.com will introduce new services, such as a low-priced entry level site design and hosting program (enabling customers to order and buy online, as well as through SUMmedia.com's sales force), is also expected to accelerate growth.


INCREASING THE AMOUNT OF INTERNET TRAFFIC TO SUMMEDIA.COM AND SAVINGUMONEY.COM

    Management anticipates that the amount of traffic driven to SUMmedia.com's web sites will be increased through SUMmedia.com's efforts to enhance its corporate and eCoupon web site brands using the various marketing and other initiatives described above. In addition, SUMmedia.com plans to use strategic alliances and business partnerships to further enhance the traffic to its company website.

    SUMmedia.com also intends to contract for the services of a search engine optimization specialist to promote savingumoney.com to higher search engine rankings. A search engine optimization specialist is someone with specific expertise in how search engines actually search the worldwide web in response to a consumer's search for information. Due to their special expertise, a search engine optimization specialist is able to make specific recommendations as to the format and set up of the company's web page so that the company's web page is promoted to higher search engine rankings. In addition to making format changes, the search engine optimization specialist will put together submissions to search engines so that they become aware of the company's page.


INCREASING THE NUMBER AND TYPES OF BUSINESS CUSTOMERS

    Unlike the majority of its competitors, SUMmedia.com caters to the vast number of smaller businesses and does not focus on Fortune 500-type companies. The number of small businesses that are potential customers of SUMmedia.com is continually growing, as new businesses are created every day. In addition, management believes that many of these smaller businesses will be most likely to use SUMmedia.com's ability to quickly and easily bring a business online.

    Notwithstanding its targeted appeal to small businesses, SUMmedia.com has also identified a strategy to attract large national/multinational brands to its services. Management believes that there are many large companies that remain skeptical of online couponing. While they are attracted by the timely and inexpensive delivery of coupons via the Internet, large companies are concerned about potential abuse by retailers. For example, one of their recurring concerns is that retailers may simply print online coupons themselves and fraudulently submit them for reimbursement by the manufacturers.

    To address this issue, SUMmedia.com's senior information technology and marketing personnel are working closely with SUMmedia.com's technology partners to identify and develop a solution to the large national/multinational brands' concerns. To date, efforts in this regard are still in the preliminary stages.


ATTRACTING, RETAINING AND MOTIVATING QUALIFIED PERSONNEL

    In order to attract, retain and motivate qualified personnel, SUMmedia.com is adopting highly competitive and innovative human resource policies. Salary structures and benefit programs will be equivalent to or supersede those offered by others in similar businesses. In addition, most employees will be offered employee stock options when they join SUMmedia.com. Management believes that one of the keys to the success of the business is the quality of its people. The policies and procedures of the Company will reflect this belief.


DEVELOPING THE COMPANY'S FINANCIAL, INFORMATION TECHNOLOGY AND OPERATIONS INFRASTRUCTURE

    In order to support SUMmedia.com's operations in the areas of Internet research, growth and maintenance of internal operations and geographical expansion, the Company expects to spend approximately $4.0 million in the next year. Internet research consists of staying current with technological changes related to the Internet and ensuring that the Company's web site has competitive content. The Company expects to employ 10 additional employees in the next year to conduct ongoing Internet research. The growth and maintenance of internal operations is required to match the expected growth in sales in the upcoming year. Also, SUMmedia.com expects to spend approximately $1 million for hardware, approximately $500,000 for software and add approximately 15 people to the information technology team to meet the needs of expected growth in internal operations. In addition, SUMmedia.com expects to spend approximately $1 million on hardware, $500,000 on software, and add 10 employees in order to undertake its planned geographical expansion. Total salaries for the additional information technology employees required is anticipated to be approximately $1 million.

    In addition to the technological staff requirements, management anticipates that an additional 40 administration staff members will be required to support the growth in other areas of SUMmedia.com's business. To handle the new staff levels, management also anticipates requiring additional office space and furniture. In total, the additions to administration staff and facilities could add $5 million to SUMmedia.com's operational costs.


Product Offerings

    Of its services, SUMmedia.com anticipates that eCoupons will be its major source of revenue for the foreseeable future. SUMmedia.com's eCoupon offerings are still in their infancy, and, as a result, the effectiveness of eCoupons, as compared to traditional methods of reaching customers, cannot yet be determined. SUMmedia.com hopes to demonstrate to corporate customers that its eCoupons will increase the rate at which comparison shoppers become purchasers, improve customer satisfaction on SUMmedia.com's web sites and offer a cost-effective alternative to newspaper and magazine advertising. If SUMmedia.com is unable to do this, its ability to attract and retain corporate customers will likely be impaired.

    SUMmedia.com offers three types of eCoupon contracts. For the first type of contract, the "millennium special," the customer pays the company in advance a non-refundable one-year fee to have its eCoupon posted on SUMmedia.com's web site for a period of one year. Under the millennium special contract, the customer is required to pay SUMmedia on signing their eCoupon contract. Upon receiving the signed contract and payment, SUMmedia is then obligated to develop the customer's eCoupon and post the eCoupon onto the savingumoney.com website. The second type of contract that SUMmedia.com offers provides for a one-year commitment in which the customer pays a monthly fee to have its eCoupon posted on SUMmedia.com's web site. In this contract, the customer obtains the first three months at no cost and does not have the right to cancel. Under this contract, SUMmedia.com must develop the customer's eCoupon and post the eCoupon onto the savingumoney.com website before the customer is required to pay. Given that this contract has a three-month free period, it is not expected that the eCoupon development or posting would cause a delay in customer cash payment at the start of month four. The third type of contract SUMmedia.com offers provides 90 days of free service to the customer, after which time the customer may decide if they want to enter into a one-year contract. If SUMmedia.com is unable to offer sufficient value to its customers during the term of the 90-day contract, the customers may not renew their contracts. If SUMmedia.com does not obtain a sufficient amount of contract renewals, or if such renewal contracts are obtained on terms less favorable than the original contracts, its business will be materially adversely affected. If the customer does renew under this contract, the customer is required to begin payment immediately as their eCoupon would already have been developed and posted on the savingumoney.com website.

    Revenues related to eCoupon contracts are recognized by SUMmedia.com ratably over the duration of the contract. For contracts where customers have a 90-day free trial with the right to cancel, no revenue is recognized until the customer enters into a one-year contract.

    Currently, SUMmedia.com has approximately 3,200 eCoupon customers. Of SUMmedia.com's 3,200 eCoupon customers, approximately 3,050 are doing business under a 90-day promotional program (all figures represent eCoupon customers who have signed a one year contract). All customers have contracts that span at least one year. Less than five percent of the customers have contracts greater than one year.

    SUMmedia.com also generates revenues from web page design and development. The amount charged to the customer for the web page design is based on the length of time required to develop the customer's web pages. All details of the web page design are outlined in a contract which is signed and approved by the customer. Upon signing the contract, the customer is required to make a 50% non-refundable deposit. Upon completion of the web page and approval by the customer, the remaining 50% is payable. The company recognizes revenues related to web page design using the completed contract method, as the duration of the contract is typically short. In addition, any deposits received by the company related to web page design are deferred until the contract is completed. The market for the creation of web pages is very competitive. Management hopes to use the contacts it has established through its eCoupon business to obtain web page development work. SUMmedia.com recognizes revenues related to the development of customer web pages using the completed contract method. To date, revenues from this source have been insignificant.

    A third source of revenue for SUMmedia.com is regional exclusivity fees. Regional exclusivity fees represent amounts paid to the company for the exclusive right to market the company's products in a predefined geographic region. The customer is required to pay the regional exclusivity fee prior to SUMmedia.com performing any tasks related to the initial set up and training. The exclusivity fee charged depends on the number of customers in the region being granted and the percentage of those customers who are expected to use the Internet. Revenues from regional exclusivity fees are recognized on a straight-line basis over the term of the agreement. Where the agreement does not specify a term, the Company only records revenues to the extent of costs incurred. Amounts received in excess of revenues recognized are included in deferred revenue.

    An incidental revenue source for SUMmedia.com is banner ad advertising, pursuant to which SUMmedia.com customers pay for the right to advertise on one of the SUMmedia.com web sites. Generally, contracts for banner ads range from one month to one year in duration. Currently, over 90% of SUMmedia.com's banner ad contracts are for periods from one to three months. Under banner ad contracts, SUMmedia.com is required to develop the customer's banner ad and post it onto the appropriate SUMmedia.com website before the customer is required to pay in cash. The company recognizes revenues related to banner ads ratably over the term of the banner ad contract. To date, revenues from this source have been insignificant. It is anticipated that revenues from Internet advertising, as opposed to eCoupon revenue, will provide an incidental portion of SUMmedia.com's future revenues. Because the Internet advertising market is new and rapidly evolving, SUMmedia.com cannot yet gauge its effectiveness, as compared to traditional advertising media. Advertisers who have traditionally relied on other advertising media may be reluctant to advertise on the Internet in the belief that Internet advertising is less effective than traditional advertising media for promoting their products and services. Consequently, advertisers may allocate only limited portions of their advertising budgets to Internet advertising. Another risk lies in the deep discounting offered by online advertising, a strategy that SUMmedia.com believes it must match for the foreseeable future in order to penetrate this market. Deep discounting occurs when companies charge rates that are barely profitable, or even loss-leading rates, in order to gain a presence on the web. SUMmedia.com expects that, as the Internet matures, deep discounting will subside. Since Internet advertising is not expected to be a significant revenue source, the effect of deep discounting on SUMmedia.com's operations will likely be negligible.

    SUMmedia.com does not expect to encounter any issues with tracking each of its revenue streams, as revenues from exclusivity fees and web page development are based on agreements entered with the Company's customers. In addition, coupon and banner ad revenues are earned over specified time periods. Similarly, revenue streams should not be affected by SUMmedia.com's customers or SUMmedia.com's customers' actions.


Sales Channels

    SUMmedia.com employs a direct sales team of approximately 60 full-time employees in North America. The sales team are paid with a base salary and a commission based on products sold. The direct sales team gains and retains customers through door-to-door, phone, Internet and mail solicitation. Additionally, via its web site, SUMmedia.com offers users the ability to recommend the service to friends and associates. SUMmedia.com is also currently exploring an employee referral program. In the future, SUMmedia.com plans to use strategic business alliances and partnerships to help increase its customer base further.

    Currently, SUMmedia.com offers its services to Canadian customers through its British Columbia, Alberta and Ontario eCoupon portals. Additionally, SUMmedia.com offers its services to U.S. customers directly via its Seattle eCoupon portal, launched in February 2000, and through Canadian companies that are marketing to the traveling public, including U.S. travelers. SUMmedia.com is currently identifying other key market opportunities in the U.S. and expects to rollout in these markets throughout the current year.

    SUMmedia.com also anticipates adding customers in Australia, Hong Kong, Japan, Malaysia, Singapore and Europe, based on anticipated rollouts in those countries throughout 2000. It is anticipated that, in all rollouts, the product lines and services offered will be virtually identical to the products and services presently offered by the Company.


Competition

    There are a significant number of sites on the Internet offering coupons for use online and offline. Two of SUMmedia.com's most significant competitors are ValuPage.com and CoolSavings.com. ValuPage.com is a grocery-only coupon site, while CoolSavings.com is exclusively focused on nationally branded products and national retail chains. CoolSavings.com carries coupons for approximately 300 companies. In addition to these two significant competitors, there are numerous smaller online coupon sites, as well as companies using traditional media such as newspaper inserts, direct mail flyers and co-op envelopes to distribute their coupons. Many of SUMmedia.com's existing competitors, as well as potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than SUMmedia.com.


Intellectual Property

    SUMmedia.com is attempting to be proactive in protecting its intellectual property rights. It has filed five trademark applications in Canada, Hong Kong, the U.S. and the European Union and is in the process of filing applications in Australia and additional ones in the U.S. SUMmedia.com filed copyright registrations in Canada for its web site designs in February 2000. SUMmedia.com owns approximately 20 domain names and is in the process of protecting them with trademarks. SUMmedia.com is in the process of applying for a U.S. patent for certain elements of its technology.

    Pursuant to Canadian intellectual property laws, copyright protection, at a base level, is acquired automatically in Canada for the computer programs and web site designs developed by SUMmedia.com employees. Canadian law provides a higher level of copyright protection once the copyright is registered. SUMmedia.com anticipates filing copyright applications for SUMMEDIA and SAVING U MONEY in the near future.

    In general, SUMmedia.com plans to protect its copyrights, service marks, trademarks, and trade secrets through a combination of laws and contractual restrictions, including confidentiality and non-disclosure agreements. For example, SUMmedia.com may elect to register its trademarks and service marks in the United States and internationally. However, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which SUMmedia.com's services are made available online. Because SUMmedia.com is devoting significant resources to building its brands, primarily "savingumoney.com" and "SUMmedia.com," through media advertising campaigns, if it is not granted registered status for the trade and service marks for which it has applied, or if it is unable to defend its intellectual property rights, its business may be materially and adversely affected.

    Computer programs and web site designs, or portions thereof, that have been developed by independent contractors and consultants engaged by SUMmedia.com are supported by agreements to transfer the copyright and ownership rights to SUMmedia.com. Non-disclosure, assignment of invention and non-competition agreements are required to be delivered by all employees and consultants of SUMmedia.com to ensure that any individual ownership rights in intellectual property are transferred to SUMmedia.com.


Regulation

    Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could decrease the demand for SUMmedia.com's services, increase its cost of doing business or otherwise have a material adverse effect on its business. There is, and will likely continue to be, an increasing number of laws and regulations pertaining to the Internet. These laws or regulations may relate to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation, and the quality of products and services. Furthermore, the growth and development of electronic commerce may prompt popular demand for more stringent consumer protection laws that may impose additional burdens on electronic commerce companies. Moreover, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing.

    SUMmedia.com will file tax returns in such jurisdictions as required by law based on principles applicable to traditional businesses. However, one or more jurisdictions could seek to impose additional income tax obligations or sales tax collection obligations on foreign companies, such as SUMmedia.com, which engage in or facilitate electronic commerce. A number of proposals have been made at state and local levels that could impose such taxes on the sale of products and services through the Internet or the income derived from such sales. Such proposals, if adopted, could substantially impair the growth of electronic commerce and adversely affect SUMmedia.com's business.


Research and Development

    During the year ended December 31, 1999, SUMmedia.com expended $97,014 on research and development. No costs were incurred in prior years. Research and development costs consisted primarily of payments to outside contractors and associated expenses related to engineering design work and testing of SUMmedia.com's technology. SUMmedia.com expects to spend approximately $500,000 on research and development and related activities in the year 2000. These activities include the design of new company web pages and the development of new coupon delivery technologies. Amounts expended will consist primarily of salaries to company employees and fees paid to consultants.


Employees

As of December 31, 1999, SUMmedia.com had 89 employees (including 16 in Toronto, Ontario, 57 in Vancouver, British Columbia, and 16 in Seattle, Washington). SUMmedia.com has never experienced an employee organized work stoppage, and no employees are represented under collective bargaining agreements. SUMmedia.com considers relations with its employees to be good.

Reports to Security Holders

At this time, SUMmedia.com does not intend to deliver annual reports to its security holders as these reports will be made available in electronic format through the SEC.

SUMmedia.com filed its registration statement with the SEC, and the registration statement became effective on March 22, 2000. Prior to March 20, 2000, the company was not required to file any reports with the SEC. It had filed reports on a voluntary basis, commencing with Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. Pre decision companies had similarly made voluntary filings.

Anyone wishing to view and/or copy materials that have been filed by SUMmedia.com with the Securities and Exchange Commission, may do so at the SEC's Public Reference Room located at 450 5th Street, N.W., Washington D.C. 20549. Information pertaining to the operations of the SEC's Public Reference Room may be acquired by calling the SEC at 1-800-SEC-0330. Since SUMmedia.com is an electronic filer of materials, access to its materials may be gained at the SEC's website at http://www.sec.gov. SUMmedia.com's website is http://www.summedia.com.


ITEM 2: DESCRIPTION OF PROPERTY

    SUMmedia.com conducts all of its operations from leased and sub-leased facilities at various locations. SUMmedia.com believes that its current facilities will be adequate for its current and foreseeable future needs, although future additions will be required with the establishment of any new offices under SUMmedia.com's expansion plans.

The following table sets forth certain information relating to SUMmedia.com's facilities:

       Location             Size (sq. ft)                 Use             Lease Expiration
       --------             ----                          ---             ----------------
Vancouver, BC, Canada       8,800              Headquarters and sales        July 31, 2003
                                               office
Toronto, ON, Canada         3,500              Sales office             September 30, 2004
Seattle, WA, USA            3,900              Sales office               October 31, 2004


ITEM 3: LEGAL PROCEEDINGS

    On January 31, 2000, Jihong Zhang, a former officer and director of SUMmedia.com, commenced legal proceedings by filing a writ of summons against SUMmedia.com, SUM Media Corp. and Grant Peterson in the Supreme Court of British Columbia. In her suit, Ms. Zhang alleges that the defendants failed to pay her compensation amounting to 150,000 restricted and 100,000 unrestricted shares of SUMmedia.com's common stock and 200,000 options to purchase shares of SUMmedia.com's common stock. In addition, Ms. Jihong claims wrongful breach of her employment contracts with the defendants and related tortious acts. Ms. Jihong is seeking costs and such relief as is deemed necessary by the Court.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            A decision to change SUMmedia.com's principal independent accountant was recommended by the board of directors and was approved by the shareholders on August 20, 1999. In January 2000, SUMmedia.com appointed
PricewaterhouseCoopers LLP as its independent accountants.



                                     PART II


ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION.

    SUMmedia.com's common stock trades on the OTC Bulletin Board. The range of high and low bid quotations for the year ended December 31, 1999 was between $6.75 and $1.875. These quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions. The source of the high and low bid information is The Nasdaq Stock Market, Inc. Management has been unable to locate any trading information for the quarterly periods ended between December 31, 1997 and July 9, 1999.

    The market in which SUMmedia.com's common stock trades is commonly referred to as the electronic bulletin board. In this market, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the market value of SUMmedia.com's common stock. In addition, SUMmedia.com is subject to a rule promulgated by the Securities and Exchange Commission that provides that, if SUMmedia.com fails to meet certain criteria set forth in such rule, various sales practice requirements are imposed on broker/dealers who sell SUMmedia.com's common stock to persons other than established customers and accredited investors. For these types of transactions, the broker/dealer has to make a special investor suitability determination for the purchaser and to have received the purchaser's written consent to the transactions prior to sale. Consequently, the rule may have an adverse effect on the ability of broker/dealers to sell SUMmedia.com's common stock, which may, in turn, have an adverse effect on the ability of purchasers to sell SUMmedia.com's common stock in the market.


HOLDERS

    As of December 31, 1999, SUMmedia.com had approximately 50 holders of record of its common stock.


DIVIDENDS

SUMmedia.com has not declared cash dividends on its common stock since its inception. SUMmedia.com does not anticipate paying any dividends on its common stock in the foreseeable future.

ITEM 6: PLAN OF OPERATION

Forward-Looking Statements

    This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of SUMmedia.com's plans, objectives, expectations and intentions. When used in this document, the words "expects," "anticipates," "intends," "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. SUMmedia.com's actual results could differ materially from those discussed in this document.


Cash requirements

    The company has not yet generated significant revenues, has no assurance of future profitability and has losses from operations. These factors raise concerns about the company's ability to continue as a going concern. To address these issues, management is continuing to aggressively pursue additional financings. Subsequent to December 31, 1999, the company has raised an additional $9,260,700 from new financings to fund operations. Management plans to continue to pursue additional new financings to fund operations until it is able to generate significant revenues and profits from its business operations.

    SUMmedia.com believes that its existing cash and cash sources will not be sufficient to fund its losses from operations, its capital expenditures and other obligations beyond the next three months. If SUMmedia.com is not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to SUMmedia.com, its business, financial condition and operating results will be materially adversely affected.

    As detailed in previous sections, SUMmedia.com anticipates that at least $70 million U.S. will be required over the next 12 months to fund the following: opening of new markets and generating brand awareness ($10.7 million), worldwide launch of SUMmedia.com products ($50 million), expansion and improvement of the company's financial and information technology infrastructure ($4.0 million), expansion and improvement of the Company's operations infrastructure ($5.0 million), and continued research and development activities ($0.5 million).

    In order to meet the expected cash deficiency and liquidity issues, SUMmedia.com's management team is aggressively pursuing third-party investors and strategic alliances. In addition, previously completed private sales of securities included warrants that allowed investors to invest an additional $13 million in SUMmedia.com within one-year of the date of the purchase of the warrant.


Research and Development

    During the next 12 months, SUMmedia.com intends to expend approximately $500,000 in the pursuit of Internet research and development. These expenditures will relate to the development of new company web pages and the development of new coupon delivery technologies. Amounts to be expended include salaries for company employees and fees paid to consultants.

Purchases of significant equipment

    SUMmedia.com had commitments of approximately $810,000 related to capital expenditures at December 31, 1999. Such expenditures will primarily be for computer equipment and software for SUMmedia.com's enterprise-wide systems. SUMmedia.com also has total minimum lease obligations of $1,264,663 under certain operating leases, and $72,257 in capital leases, through October 2004.


Employees

As of December 31, 1999, SUMmedia.com had 89 employees (including 16 in Toronto, Ontario, 57 in Vancouver, British Columbia, and 16 in Seattle, Washington). SUMmedia.com plans to open corporate or joint venture sales offices in 15 new cities or regions over the next 12 months. Each launch of a business in a new region is expected to require the addition of approximately 25 employees. As a result, the company expects to add approximately 375 additional employees during 2000.


Results of Operations

    SUMmedia.com commenced operations as an Internet media and marketing company on August 6, 1999 with its purchase of all the issued and outstanding shares of SUM Media Corp. From inception (December 7, 1990) to August 6, 1999, SUMmedia.com was an inactive "shell" with no operations or revenues; it had an accumulated deficit of $644,500, comprised mainly of general and administrative costs (legal, audit, etc.). As a result, comparative figures are not meaningful and are, therefore, not included in this discussion.

    SUMmedia.com reports in its financial statements in the U.S. dollar, but in 1999 its functional currency shifted to the Canadian dollar due to a change in SUMmedia.com's principal business activity. While management expects SUMmedia.com's functional currency to soon return to the U.S. dollar, it does not anticipate exchange rate or inflation forces to be material until that time because historical analysis of the two currencies shows relative stability.

    SUMmedia.com incurred a deficit of $8.3 million from August 6, 1999 to December 31, 1999, due to stock based compensation, operating expenses, marketing and branding development, goodwill amortization and continuing costs of raising capital.

    Revenues for the year ended December 31, 1999 were $132,051. Approximately 36% of SUMmedia.com's revenues for the year ended December 31, 1999 were derived from exclusivity fees from Canadian businesses. These regional exclusivity fees represent amounts earned by the Company for the sale of exclusive right to market the company's products in three predefined geographical regions: Kelowna, B.C., Victoria, B.C. and Calgary, Alberta. The balance of SUMmedia.com's revenues were derived from eCoupon sales revenue (approximately 37%) which was earned by the Company for each month that SUMmedia.com eCoupons are posted on the savingumoney.com website, website development revenue (approximately 18%) which was earned by the Company on the completion of the development of customers' websites and online advertising on SUMmedia.com's web site (approximately 9%) which was earned by the company for each month that customer's banner ads are posted on a SUMmedia.com website.

    General and administrative expenses for the year ended December 31, 1999 were $2.4 million. These expenses are generally attributed to the hiring of over 55 administrative staff to build the infrastructure of SUMmedia.com in areas of executive management, administrative personnel and technical support for SUMmedia.com's offices, at a cost of approximately $600,000. Another significant expenditure was travel expenses associated with trips to the United States, Australia and Asia to secure financing and business partners for SUMmedia.com at a cost of approximately $300,000. Leased office space consisted of approximately 16,200 square feet at December 31, 1999, resulting in a cost of approximately $130,000. General and administrative expenses also include approximately $260,000 relating to startup and business expansion costs relating to SUMmedia.com's Hong Kong joint venture interest. SUMmedia.com anticipates that general and administrative expenses will continue to increase as SUMmedia.com pursues its product rollouts by expanding to new cities and regions.

    In conjunction with the acquisition of SUM Media Corp. on August 6, 1999 (the "Acquisition"), the following transactions occurred concurrently with the Acquisition. Tigerlily Financial Inc. ("Tigerlily") and Cambridge Asset Holdings S.A. ("Cambridge"), consultants to the companies in arranging the transaction, each acquired 1,125,000 common shares of SUM Media Corp. for nominal consideration from two significant shareholders. These common shares were immediately exchanged for a total of 800,000 common shares of the company pursuant to the Acquisition. Tigerlily and Cambridge invested a total of $1,000,000 in the company for 1,000,000 units consisting of one common share and one share purchase warrant entitling the holder to purchase one common share at a price of $3 per share for a period of 24 months. These units were transferred by Tigerlily and Cambridge to two significant shareholders of the company who were officers and directors of the company. Based on the above, the Company recorded an issuance of 800,000 common shares to Tigerlily and Cambridge for cash proceeds of $1,000,000. The fair value of the 800,000 common shares, based on the quoted market value of the Company's stock on the OTC bulletin board of $3.75 per share at the time the private placement was announced, exceeded the proceeds received by the Company by $2,000,000. Of this amount, $1,000,000 has been allocated as a direct cost of the Acquisition and the remaining $1,000,000 has been recorded as stock based compensation related to other services provided to the Company and its shareholders prior to the Acquisition. The two significant shareholders effectively received the 200,000 common shares and 1,000,000 share purchase warrants which have been recorded as stock based compensation expense in the amount of $1,500,000. The costs related to the SUM Media Corp. acquisition and the stock based compensation that arose from the transaction were one time costs and management does not expect to incur such costs on an ongoing basis.

    Research and development costs amounted to $97,000 for the year ended December 31, 1999. Research and development costs were primarily comprised of payments to outside contractors and expenses related to engineering design work and testing of SUMmedia.com's technology. Product development expenses are expected to increase to approximately $500,000, primarily due to the payment of consulting fees and salaries related to the development of additional web sites and new eCoupon technologies.

    During the year ended December 31, 1999, SUMmedia.com incurred $1.4 million on various sales and marketing costs, of which $450,000 was spent on salaries for over 40 new sales and marketing employees, with the remainder being spent on promotional activities. SUMmedia.com's sales and marketing expenses are comprised primarily of compensation for SUMmedia.com's sales and marketing personnel, advertising, tradeshow and other promotional costs and expenses for creative design of SUMmedia.com's websites. These costs resulted primarily from growth in the number of personnel, increases in online, radio, and international advertising and third-party services. Sales and marketing expenses are expected to increase in the near term due to branding, advertising and marketing expenses, as well as incremental expenses associated with personnel additions expected to be made in the next year.

    Amortization expense related to property and equipment was $97,000 for the year ended December 31, 1999 during which period SUMmedia.com purchased computers, office equipment, furniture and fixtures and software at a total cost of $1.6 million. In addition, on the purchase of SUM Media Corp. SUMmedia.com acquired $283,000 of property and equipment consisting primarily of computer equipment ($168,000) and a leased promotional vehicle (a large four-wheel drive military style truck decorated with the savingumoney.com logo) ($107,000). Amortization expense related to Goodwill on the purchase of SUM Media Corp. was $1.0 million for the year ended December 31, 1999.

    For the year ended December 31, 1999, SUMmedia.com incurred an allowance for doubtful accounts of $11,133 (approximately 15% of the outstanding A/R balance at December 31, 1999). This level of allowance was required primarily due to the fact that the majority of the SUMmedia.com's customers are small to medium sized businesses or startups. These types of businesses are typically more likely to have payment problems. Management does not expect the current allowance for doubtful accounts to accounts receivable relationship to continue as management has started implementing a stricter policy where customers are required to pay for services in advance. As a result, management believes that its current revenue recognition policies are appropriate.


Liquidity and Capital Resources

    At December 31, 1999, SUMmedia.com had $2,108,167 in cash, working capital of $997,998 and shareholders' equity of $14,470,291. Net cash used in SUMmedia.com's operating activities was $3,082,010 for the year ended December 31, 1999. Net cash flows used in operating activities consisted primarily of a loss for the year of $8,314,771. The loss for the year was offset by non-cash stock-based compensation charges of $2,500,000 and amortization of property and equipment and goodwill of $1,898,641. The change in the Company's net working capital also contributed $834,120 to operating cash flows.

    Cash flows from financing activities of $6,562,834 were derived primarily from $7,309,000 of proceeds received from the issuance of common shares. Subsequent to December 31, 1999, the Company issued 308,000 common shares to Enrich Investment Holdings Ltd. for gross cash proceeds of $1,001,000, 1,000,000 common shares to Hollinger Digital Inc. for gross cash proceeds of $4,000,000, 159,900 common shares to Core Pacific - Yamaichi International (H.K.) Limited for gross cash proceeds of $479,700, 700,000 common shares to e-Kong Group Ltd. for gross cash proceeds of $3,675,000 and 20,000 common shares to Eastern Dragon Enterprises Ltd. for gross cash proceeds of $105,000. The $9,260,700 gross cash proceeds raised from the issuance of 2,187,900 common shares subsequent to December 31, 1999 improved the company's liquidity and capital resources. In conjunction with the issuance of common shares to Hollinger Digital Inc. the company agreed to spend $4,000,000 in advertising over the next year in Hollinger related media. In conjunction with the issuance of common shares to Holliger Digital Inc., the Company agreed to spend $4,000,000 in advertising over the next year in Hollinger related media.

    Cash flows used in investing activities of $1,340,712 related primarily to purchases of property and equipment of $1,558,017. This amount was offset by $212,591 of cash received on the acquisition of SUM Media Corp.

    Since SUMmedia.com has no significant revenues, working capital will continue to be depleted by operating expenses. In an effort to improve the company's working capital going forward, the company's management is attempting to increase revenues through marketing and branding efforts and through the use of strategic alliances. The anticipated shortfall in working capital for the next year is expected to be eliminated through the aggressive pursuit of third-party investors and strategic relationships by company management.

    For the year ended December 31, 1999, SUMmedia.com financed its operations primarily through private sales of securities and unsecured advances from the founders of SUM Media Corp. Dilutive equity issuances completed during the year, including options granted to employees and warrants granted in private sales of securities to third party investors, will, to the extent they are exercised, improve the company's liquidity and capital resources. While the issuance of shares does raise funds to develop the company's business, the continued issuance of shares may erode the company's share price and as a result reduce the amount of capital that the company is able to raise per share.

    SUMmedia.com's funding needs may vary depending upon a number of factors, including the number and nature of the marketing and sales launch initiatives; progress of SUMmedia.com's research and development programs; the number and breadth of these programs; the progress of the development and commercialization efforts of new products; and competing technological and market developments. In the future, SUMmedia.com will need to raise substantial additional funds to continue to conduct its branding, marketing plans, research and development, and to implement enterprise-wide infrastructure programs. SUMmedia.com intends to seek additional funding through public or private financing and up-front licensing fees of its technology. There can be no assurance that such funds will be available on favorable terms, if at all. If adequate funding is not available, SUMmedia.com may be required to delay, reduce or eliminate one or more of its marketing strategies or research and development programs. These changes may also require SUMmedia.com to seek funding on less favorable terms than it would otherwise.


Year 2000 Issues

    Some currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot reliably distinguish dates beginning on January 1, 2000 or January 1, 2001 from dates prior to the year 2000 or 2001. Many companies' software and computer systems may need to be upgraded or replaced in order to correctly process dates beginning in 2000 or 2001 and to comply with the "Year 2000" requirements. SUMmedia.com has reviewed its internal programs and has determined that there are no significant Year 2000 issues within SUMmedia.com's systems or services. SUMmedia.com has completed modifications to its internal systems to fix identified Year 2000 issues in an attempt to ensure Year 2000 compliance. The costs of these modifications have not been material and have involved a reallocation of internal resources rather than incremental expenditures. SUMmedia.com believes that its own software is Year 2000 compliant. However, while SUMmedia.com has not experienced Year 2000 related problems in the past, it could face unexpected expenses to fix any Year 2000 issues or unanticipated website outages, either of which would harm its business. In addition,

SUMmedia.com uses third-party equipment and software that may not be Year 2000 compliant. SUMmedia.com is also conducting a further review of third-party software and embedded systems used in its online business. In addition, SUMmedia.com expects that the incremental cost of all of these reviews will not exceed $50,000. The cost of any necessary upgrades or changes cannot currently be estimated. SUMmedia.com may be harmed if necessary upgrades or changes are not identified, or, if identified, are not timely and successfully implemented at an acceptable cost. SUMmedia.com also may be harmed by Year 2000 problems of its vendors and business partners. For example, SUMmedia.com may rely on credit card companies to collect the majority of its revenues from users. Due to the nature of the credit card system, some industry analysts have questioned the effect of the year 2000 on credit card processing and billing. Failure of SUMmedia.com's credit card vendors or other third-party equipment or software vendors to properly process dates for the year 2000 and thereafter could require it to incur unanticipated expenses in seeking alternative means of payment or hardware or software replacements. It also could result in loss of revenues or unanticipated website outages. SUMmedia.com's marketing efforts are also dependent on the continued operation of Internet portals and other Internet sites on which it advertises.

    Although SUMmedia.com has not yet developed contingency plans with respect to collecting payment under these circumstances, it is unable to make such contingency plans if any significant number of the computers constituting the Internet fail to process dates properly for the year 2000 or 2001 and there is a system-wide slowdown or breakdown. SUMmedia.com's business is dependent on the continued successful operation of the Internet. Any interruption or significant degradation of Internet operations due to Year 2000 problems could harm SUMmedia.com's business.


Quantitative and Qualitative Disclosure about Market Risk

    SUMmedia.com's exposure to market risk is principally confined to its cash and cash equivalents and available-for-sale securities, which have short maturities and are held with high credit quality financial institutions and, therefore, are believed to involve minimal market risk.

    Currently, the Company's operations are primarily conducted in Canada. However, as the Company expands its operations into the U.S., and other geographic areas such as Asia and Europe it will be exposed to foreign currency risks arising from the movements in the Canadian dollar relative to other foreign currencies. The Company does not plan on using hedges to mitigate this risk.

U.S. to Canadian
    Dollar
Exchange rates                1999             1998            1997            1996             1995
----------------          ------------     ------------    ------------    ------------     -------------
Year-end                     1.4433           1.5333          1.4305          1.3706           1.3640
Average for the period       1.4858           1.4831          1.3844          1.3636           1.3726
Range                        1.4433-          1.4198-         1.3470-         1.3383-          1.3417-
                             1.5087           1.5685          1.4305          1.3747           1.4072

Business Overview

    SUMmedia.com is an Internet media and marketing company that provides online coupons, or eCoupons, for small businesses through its portal, savingumoney.com. SUMmedia.com's goal is to provide Internet marketing initiatives for smaller businesses lacking the expertise to exploit eCommerce opportunities.


Future Acquisitions

SUMmedia.com will consider strategic acquisitions of companies with a strong brand identity and with customer and product information databases that augment its databases. It will be SUMmedia.com's practice to allow the acquired company's management team to retain responsibility for critical front-end business functions such as merchandising, creative presentation and marketing, while consolidating operational functions under its organization to realize economies of scale.


                                    * * * * *

                   [REMAINER OF PAGE LEFT INTENTIONALLY BLANK]

ITEM 7: FINANCIAL STATEMENTS


SUMmedia.com Inc.
(formerly Reliance Resources Inc.)
(a development stage company)

Consolidated Financial Statements
DECEMBER 31, 1999 AND 1998
(expressed in U.S. dollars)


INDEPENDENT REPORT OF ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF SUMmedia.com Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and shareholders' equity (deficit), present fairly, in all material respects, the financial position of SUMmedia.com Inc. (formerly Reliance Resources Inc.) at December 31, 1999 and the results of its operations and its cash flows for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

The financial statements of SUMmedia.com Inc. (formerly Reliance Resources Inc.) for the year ended December 31, 1998 were audited by other independent accountants whose report dated March 31, 1999 expressed an unqualified opinion on those statements.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP
Vancouver, Canada

January 21, 2000
(except as to note 11 which is as at February 28, 2000)

SUMmedia.com Inc.
(formerly Reliance Resources Inc.)
(a development stage company)
Consolidated Balance Sheets

AS AT DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

                                                                                             1999               1998
                                                                                               $                  $
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                                   2,108,167                --
Accounts receivable (note 4)                                                                   65,830                --
Sales tax recoverable (note 4)                                                                173,519                --
Prepaid expenses (note 4)                                                                     231,460                --
                                                                                         ------------      ------------
                                                                                            2,578,976                --


OTHER ASSETS (note 4)                                                                          74,359                --

PROPERTY AND EQUIPMENT (note 4)                                                             1,840,821                --

GOODWILL, NET OF ACCUMULATED AMORTIZATION OF $1,801,223 (note 3)                           11,616,052                --
                                                                                         ------------      ------------
                                                                                           16,110,208                --
                                                                                         ============      ============

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities (note 4)                                           1,407,212             4,500
Due to related parties (note 5)                                                                56,436                --
Deferred revenue                                                                              104,012                --
Current portion of obligation under capital lease (note 6)                                     13,318                --
                                                                                         ------------      ------------
                                                                                            1,580,978             4,500


OBLIGATION UNDER CAPITAL LEASE (note 6)                                                        58,939                --
                                                                                         ------------      ------------
                                                                                            1,639,917             4,500

SHAREHOLDERS' EQUITY (DEFICIT)

CAPITAL STOCK
Authorized
      1,000,000 (1998 - 10,000,000) preferred shares, $0.01 par value (note 8)
      65,500,000 (1998 - 50,000,000) common shares, $0.01 par value
           (1998 - $0.001) (note 8)

Issued
      16,142,000 (1998 - 64,000,000) common shares                                            161,420           640,000

ADDITIONAL PAID-IN CAPITAL                                                                 20,859,829                --

WARRANTS ISSUED IN CONNECTION WITH PRIVATE PLACEMENTS (note 8)                              2,552,751                --

SHARE SUBSCRIPTIONS (note 8)                                                                 (125,000)               --


DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                           (8,959,271)         (644,500)
ACCUMULATED OTHER COMPREHENSIVE INCOME                                                        (19,438)               --
                                                                                         ------------      ------------
                                                                                           14,470,291            (4,500)
                                                                                         ------------      ------------
                                                                                           16,110,208                --
                                                                                         ============      ============

NATURE OF OPERATIONS AND BASIS OF PRESENTATION (note 1)

COMMITMENTS (note 6)

SUBSEQUENT EVENTS (note 11)



              The accompanying notes are an integral part of these
                       consolidated financial statements.

SUMmedia.com Inc.
(formerly Reliance Resources Inc.)
(a development stage company)
Consolidated Statements of Operations
--------------------------------------------------------------------------------
(expressed in U.S. dollars)


                                                                                                             PERIOD FROM
                                                                                                          DECEMBER 7, 1990
                                                                     YEAR ENDED DECEMBER 31,                  (DATE OF
                                                          -------------------------------------------      INCORPORATION)
                                                                                                                 TO
                                                                                                            DECEMBER 31,
                                                                   1999                  1998                   1999
                                                                     $                     $                      $
        SALES                                                     132,051                  --                  132,051

        COST OF SALES                                             117,940                  --                  117,940
                                                               ----------              ------               ----------
        GROSS PROFIT                                               14,111                  --                   14,111
                                                               ----------              ------               ----------

        OPERATING EXPENSES
        Stock based compensation                                2,500,000                   -                2,500,000
        General and administrative                              2,405,678               4,500                2,465,408
        Marketing                                               1,427,549                   -                1,427,549
        Amortization of goodwill                                1,801,223                   -                1,801,223
        Amortization of property and equipment                     97,418                   -                   97,418
        Research and development                                   97,014                   -                   97,014
                                                               ----------              ------               ----------
                                                                8,328,882               4,500                8,388,612
                                                               ----------              ------               ----------

        LOSS FOR THE YEAR                                      (8,314,771)             (4,500)              (8,374,501)
                                                               ==========              ======               ==========

        BASIC AND FULLY DILUTED LOSS PER SHARE                      (0.24)              (0.01)
                                                               ==========              ======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

SUMmedia.com INC.
(formerly Reliance Resources Inc.)
(a development stage company)
Consolidated Statement of Changes in Shareholders' Equity (Deficit)
--------------------------------------------------------------------------------

(expressed in U.S. dollars)


                                                                                 WARRANTS
                                                                                ISSUED IN
                                                                               CONNECTION              ACCUMULATED
                                                                             WITH PRIVATE                    OTHER          TOTAL
                                      COMMON STOCK  ADDITIONAL                 PLACEMENTS                  COMPRE-  SHAREHOLDERS'
                               -------------------     PAID IN  -------------------------                  HENSIVE         EQUITY
                                    SHARES  AMOUNT     CAPITAL     WARRANTS        AMOUNT     DEFICIT       INCOME      (DEFICIT)

                                                 $           $                     $         $            $
DECEMBER 7, 1990 (DATE OF
INCORPORATION)
Issuance of 270,000 units
  (consisting of one common
  share and one  warrant)
  in December 1990              8,640,000   86,400          --                         --       (81,400)          --          5,000
LOSS FOR THE YEAR ENDED
  DECEMBER 31, 1990                    --       --          --                         --       (12,368)          --        (12,368)
                              -----------  -------  ----------  -----------  ------------    ----------  -----------  -------------
BALANCE - DECEMBER 31, 1990     8,640,000   86,400          --                         --       (93,768)          --         (7,368)
Loss for the year ended
  December 31, 1991                    --       --          --                         --        (5,877)          --         (5,877)
                              -----------  -------  ----------  -----------  ------------    ----------  -----------  -------------
BALANCE - DECEMBER 31, 1991     8,640,000   86,400          --                         --       (99,645)          --        (13,245)
Loss for the year ended
  December 31, 1992                    --       --          --                         --        (9,391)          --         (9,391)
                              -----------  -------  ----------  -----------  ------------    ----------  -----------  -------------
BALANCE - DECEMBER 31, 1992     8,640,000   86,400          --                         --      (109,036)          --        (22,636)
Paid in capital arising on
  cancellation of note to
  shareholder                          --       --      30,000                         --            --           --         30,000
Loss for the year ended
  December 31, 1993                    --       --          --                         --        (5,846)          --         (5,846)
                              -----------  -------  ----------  -----------  ------------    ----------  -----------  -------------
BALANCE - DECEMBER 31, 1993     8,640,000   86,400      30,000                         --      (114,882)          --          1,518
Loss for the year ended
  December 31, 1994                    --       --          --                         --        (6,600)          --         (6,600)
                              -----------  -------  ----------  -----------  ------------    ----------  -----------  -------------
BALANCE - DECEMBER 31, 1994     8,640,000   86,400      30,000                         --      (121,482)          --         (5,082)
Loss for the year ended
  December 31, 1995                    --       --          --                         --        (4,418)          --         (4,418)
                              -----------  -------  ----------  -----------  ------------    ----------  -----------  -------------
BALANCE - DECEMBER 31, 1995     8,640,000   86,400      30,000                         --      (125,900)          --         (9,500)
Loss for the year ended
  December 31, 1996                    --       --          --                         --        (3,500)          --         (3,500)
                              -----------  -------  ----------  -----------  ------------    ----------  -----------  -------------
BALANCE - DECEMBER 31, 1996     8,640,000   86,400      30,000                         --      (129,400)          --        (13,000)
Stock issued for officer
  and director fees in
  December 1997                 7,360,000   73,600     (30,000)                        --       (43,390)          --            230
Loss for the year ended
  December 31, 1997                    --       --          --                         --        (7,230)          --         (7,230)
                              -----------  -------  ----------  -----------  ------------    ----------  -----------  -------------
BALANCE - DECEMBER 31, 1997    16,000,000  160,000          --                         --      (180,000)          --        (20,000)
Shares issued to officer
  for management services
  in June 1998                 48,000,000  480,000          --                         --      (460,000)          --         20,000
Loss for the year ended
  December 31, 1998                    --       --          --                         --        (4,500)          --         (4,500)
                              -----------  -------  ----------  -----------  ------------    ----------  -----------  -------------
BALANCE - DECEMBER 31, 1998    64,000,000  640,000          --                         --      (644,500)          --         (4,500)
Cancellation of shares
  in June 1999 (note 8)       (48,000,000)(480,000)    480,000           --            --            --           --             --
Cancellation of shares
  issued in 1997 to
  sole officer  in June
  1999 (note 8)                (6,210,000) (62,100)     62,100           --            --            --           --             --
Acquisition of SUM Media
  Corp. in August 1999,
  including allocation of
  $1,000,000 acquisition
  costs (note 8(i))             3,200,000   32,000  12,968,000           --            --            --           --     13,000,000
Private placement #1 of
  1,000,000 units (consisting
  of one common share and one
  warrant) in August 1999 for
  $1 per unit (note 8(i))       1,000,000   10,000     645,480    1,000,000       344,520            --           --      1,000,000
Stock based compensation
  (note 8(i))                          --       --   1,000,000           --            --            --           --      1,000,000
Stock based compensation
  (note 8(i))                          --       --     750,000           --       750,000            --           --      1,500,000
Private placement #2 of
  500,000 units (consisting
  of one common share and one
  warrant) in September 1999
  for $3 per unit (note 8)        500,000    5,000   1,221,344      500,000       273,656            --           --      1,500,000
Private placement #3 of
  500,000 units (consisting
  of one common share and one
  warrant) in September 1999
  for $3 per unit (note 8)        500,000    5,000   1,221,344      500,000       273,656            --           --      1,375,000
Private placement #4 of
  1,000,000 units (consisting
  of one common share and one
  warrant) in December 1999
  for $3 per unit. Also
  issued were 159,900
  options. (note 8)             1,000,000   10,000   2,156,146    1,159,900       773,854            --           --      2,940,000
Share subscription                     --       --    (125,000)          --            --            --           --             --
Private placement #5 of
  100,000 units (consisting
  of one common share and one
  warrant) in December 1999
  for $3.25 per unit (note 8)     100,000    1,000     228,522      100,000        95,478            --           --        325,000
Private placement #6 of
  31,000 units (consisting
  of one common share and one
  warrant) in December 1999
  for $3.35 per unit. (note 8)     31,000      310      79,639       31,000        20,801            --           --        100,750
Private placement #7 of
  21,000 units (consisting
  of one common share and one
  warrant) in December 1999
  for $3.25 per unit. (note 8)     21,000      210      47,254       21,000        20,786            --           --         68,250
Foreign currency
  translation adjustment               --       --          --           --            --            --      (19,438)       (19,438)
Loss for the year                      --       --          --           --            --    (8,314,771)          --     (8,314,771)
                              -----------  -------  ----------  -----------  ------------    ----------  -----------  -------------
Total comprehensive income             --       --          --                         --            --           --     (8,334,209)
                              -----------  -------  ----------  -----------  ------------    ----------  -----------  -------------
BALANCE - DECEMBER 31, 1999    16,142,000  161,420  20,734,829    3,311,900     2,552,751    (8,959,271)     (19,438)    14,470,291
                              ===========  =======  ==========  ===========  ============    ==========  ===========  =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

Cancellation of shares
  issued in 1997 to
  sole officer  in June
  1999 (note 8)                       (6,210,000)       (62,100)          62,100             --               --
Acquisition of SUM Media
  Corp. in August 1999,
  including allocation of
  $1,000,000 acquisition
  costs (note 8(i))                    3,200,000         32,000       12,968,000             --               --
Private placement #1 of
  1,000,000 units (consisting
  of one common share and one
  warrant) in August 1999 for
  $1 per unit (note 8(i))              1,000,000         10,000          645,480      1,000,000          344,520
Stock based compensation
  (note 8(i))                                 --             --        1,000,000             --               --
Stock based compensation
  (note 8(i))                                 --             --          750,000             --          750,000
Private placement #2 of
  500,000 units (consisting
  of one common share and one
  warrant) in September 1999
  for $3 per unit (note 8)               500,000          5,000        1,221,344        500,000          273,656
Private placement #3 of
  500,000 units (consisting
  of one common share and one
  warrant) in September 1999
  for $3 per unit (note 8)               500,000          5,000        1,221,344        500,000          273,656
Private placement #4 of
  1,000,000 units (consisting
  of one common share and one
  warrant) in December 1999
  for $3 per unit. Also
  issued were 159,900
  options. (note 8)                    1,000,000         10,000        2,156,146      1,159,900          773,854
Share subscription                            --             --         (125,000)            --               --
Private placement #5 of
  100,000 units (consisting
  of one common share and one
  warrant) in December 1999
  for $3.25 per unit (note 8)            100,000          1,000          228,522        100,000           95,478
Private placement #6 of
  31,000 units (consisting
  of one common share and one
  warrant) in December 1999
  for $3.35 per unit. (note 8)            31,000            310           79,639         31,000           20,801
Private placement #7 of
  21,000 units (consisting
  of one common share and one
  warrant) in December 1999
  for $3.25 per unit. (note 8)            21,000            210           47,254         21,000           20,786
Foreign currency
  translation adjustment                      --             --               --             --               --
Loss for the year                             --             --               --             --               --
                                     -----------       --------      -----------     ----------       ----------

Total comprehensive income                    --             --               --                              --
                                     -----------       --------      -----------     ----------       ----------

BALANCE - DECEMBER 31, 1999           16,142,000        161,420       20,734,829      3,311,900        2,552,751
                                     ===========       ========      ===========     ==========       ==========




Cancellation of shares
  issued in 1997 to
  sole officer  in June
  1999 (note 8)                             --            --                --
Acquisition of SUM Media
  Corp. in August 1999,
  including allocation of
  $1,000,000 acquisition
  costs (note 8(i))                         --            --        13,000,000
Private placement #1 of
  1,000,000 units (consisting
  of one common share and one
  warrant) in August 1999 for
  $1 per unit (note 8(i))                   --            --         1,000,000
Stock based compensation
  (note 8(i))                               --            --         1,000,000
Stock based compensation
  (note 8(i))                               --            --         1,500,000
Private placement #2 of
  500,000 units (consisting
  of one common share and one
  warrant) in September 1999
  for $3 per unit (note 8)                  --            --         1,500,000
Private placement #3 of
  500,000 units (consisting
  of one common share and one
  warrant) in September 1999
  for $3 per unit (note 8)                  --            --         1,375,000
Private placement #4 of
  1,000,000 units (consisting
  of one common share and one
  warrant) in December 1999
  for $3 per unit. Also
  issued were 159,900
  options. (note 8)                         --            --         2,940,000
Share subscription                          --            --                --
Private placement #5 of
  100,000 units (consisting
  of one common share and one
  warrant) in December 1999
  for $3.25 per unit (note 8)               --            --           325,000
Private placement #6 of
  31,000 units (consisting
  of one common share and one
  warrant) in December 1999
  for $3.35 per unit. (note 8)              --            --           100,750
Private placement #7 of
  21,000 units (consisting
  of one common share and one
  warrant) in December 1999
  for $3.25 per unit. (note 8)              --            --            68,250
Foreign currency
  translation adjustment                    --       (19,438)          (19,438)
Loss for the year                   (8,314,771)           --        (8,314,771)
                                   -----------     ---------     -------------

Total comprehensive income                  --            --        (8,334,209)
                                   -----------     ---------     -------------

BALANCE - DECEMBER 31, 1999         (8,959,271)      (19,438)       14,470,291
                                   ===========     =========     =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

SUMmedia.com Inc.
(formerly Reliance Resources Inc.)
(a development stage company)
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

                                                                                                             PERIOD FROM
                                                                                                           DECEMBER 7, 1990
                                                                                                              (DATE OF
                                                                                                            INCORPORATION)
                                                                                                                  TO
                                                                             YEAR ENDED DECEMBER 31,         DECEMBER 31,
                                                                         ------------------------------      ------------
                                                                              1999              1998              1999
                                                                                $                 $                 $
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the year                                                          (8,314,771)           (4,500)       (8,374,501)
Adjustments to reconcile loss for the year to net cash used in operating activities
      Stock based compensation                                              2,500,000                --         2,500,000
      Amortization of property and equipment and goodwill                   1,898,641                --         1,898,641
Changes in non-cash working capital items
      Accounts receivable                                                     (61,672)               --           (61,672)
      Sales tax recoverable                                                  (144,588)               --          (144,588)
      Prepaid expenses                                                       (223,228)               --          (223,228)
      Accounts payable and accrued liabilities                              1,288,708             4,500         1,293,208
      Deferred revenue                                                        (25,100)               --           (25,100)
                                                                         ------------      ------------      ------------
                                                                           (3,082,010)               --        (3,137,240)
                                                                         ------------      ------------      ------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common shares                                     7,309,000                --         7,364,230
Due to related parties                                                       (741,100)               --          (741,100)
Repayment of capital lease obligations                                         (5,066)               --            (5,066)
                                                                         ------------      ------------      ------------
                                                                            6,562,834                --         6,618,064
                                                                         ------------      ------------      ------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Other Assets                                                                    4,714                --             4,714
Purchase of property and equipment                                         (1,558,017)               --        (1,558,017)
Cash acquired on acquisition of SUM Media Corp.                               212,591                --           212,591
                                                                         ------------      ------------      ------------
                                                                           (1,340,712)               --        (1,340,712)
                                                                         ------------      ------------      ------------

FOREIGN EXCHANGE EFFECT ON CASH                                               (31,945)               --           (31,945)
                                                                         ------------      ------------      ------------

INCREASE IN CASH AND CASH EQUIVALENTS BEING CASH AND CASH
      EQUIVALENTS - END OF YEAR                                             2,108,167                --         2,108,167
                                                                         ============      ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

SUMmedia.com Inc.
(formerly Reliance Resources Inc.)
(a development stage company)
Notes to Consolidated Financial Statements
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

1   NATURE OF OPERATIONS AND BASIS OF PRESENTATION

    THE COMPANY

    SUMmedia.com Inc. (the "company" or "SUMmedia.com") is an Internet media and marketing company that provides online coupons for small and medium sized businesses through its portal, savingumoney.com. The company's business consists of providing Internet marketing initiatives including coupons, advertising banners, discount shopping and website design and hosting, as well as selling exclusive regional rights to market the company's products. For the year ended December 31, 1999, the majority of the company's customers were located in Canada.

    The company was incorporated on December 7, 1990, under the laws of the State of Delaware as Pursuit Ventures Corporation ("Pursuit"). Under a Plan and Agreement of Merger dated August 21, 1998, Pursuit merged with Remington Assets Limited, a Colorado corporation that was incorporated on March 20, 1997. Under the terms of the Agreement of Merger, Remington became the surviving company. Effective September 8, 1998, Pursuit changed its name to Reliance Resources Inc. ("Reliance"). In June 1999, Reliance completed a 1:32 forward stock split. These consolidated financial statements have been presented on a post stock split basis (note 8).

    On August 6, 1999, Reliance entered into a share exchange agreement with SUM Media Corp. (formerly E-Com Media Corp.), a British Columbia, Canada company. Pursuant to the terms of the agreement, Reliance issued 3,200,000 common shares to acquire 100% of the issued and outstanding shares of SUM Media Corp. (note 3). On August 25, 1999, Reliance changed its name to SUMmedia.com Inc.

    GOING CONCERN

    The company has not yet generated significant revenues and has no assurance of future profitability. Even if marketing efforts are successful, substantial time may pass before profitability will be achieved. During this time, the company will require additional financing. The company has losses from operations that raise substantial doubt about its ability to continue as a going concern.

    These audited consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes the realization of assets and discharge of liabilities in the normal course of business. The company is in discussions with financing institutions with respect to securing equity financing. However, there are no assurances that the company will be successful in closing such financing transactions.

    The company's ability to continue as a going concern is dependent upon obtaining additional financing and upon its ability to attain profitable operations. These consolidated financial statements do not give effect to any adjustments that would be necessary should the company not be able to continue as a going concern.

    Development stage

    The company's activities, subsequent to its acquisition of SUM Media Corp., have primarily consisted of establishing facilities, recruiting personnel, conducting research and development, developing business and financial plans and raising capital. Accordingly, the company is considered to be in the development stage. The accompanying financial statements should not be regarded as typical for a normal operating period. Prior to its acquisition of SUM Media Corp., the company was inactive incurring only general and administrative expenses.

2   SIGNIFICANT ACCOUNTING POLICIES

    GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

    These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

    BASIS OF CONSOLIDATION

    These consolidated financial statements include the accounts of the company and its wholly-owned Canadian subsidiary, SUM Media Corp. All significant intercompany balances and transactions have been eliminated on consolidation.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires the company's management to make estimates and assumptions which affect the amounts reported in these financial statements and the notes thereto. Actual results could differ from those estimates.

    FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

    The company's principal operations are carried out by its Canadian subsidiary. The functional currency of the Canadian subsidiary is the Canadian dollar. Assets and liabilities denominated in a currency other than the U.S. dollar are translated into U.S. dollars using period end exchange rates and revenues and expenses denominated in other than the U.S. dollar are translated using average exchange rates for the period. Translation gains and losses are deferred and accumulated as a separate component of comprehensive income in shareholders' equity (deficit). Net gains and losses resulting from foreign exchange transactions are included in the consolidated statement of operations.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash on deposit and highly liquid short-term interest bearing securities with maturities at the date of purchase of three months or less. Interest earned is recognized immediately in the consolidated statement of operations.

    CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the company to a significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable and sales tax recoverable which are not collateralized. The company limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions. Concentrations of credit risk with respect to accounts receivable are considered to be limited due to the low average billing and large number of customers comprising the company's customer base. The company performs ongoing credit evaluations of its customers financial condition to determine the need for an allowance for doubtful accounts. The company has not experienced significant credit losses to date. Concentrations of credit risk with respect to sales tax recoverable are considered to be limited as these amounts are owed to the company by a branch of Canadian Federal Government.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The company's financial instruments, including cash and cash equivalents, accounts receivable, sales tax recoverable, accounts payable and accrued liabilities, due to related parties and obligations under capital lease are carried at cost, which approximates their fair value. The fair value of outstanding warrants to purchase common shares have been estimated using the Black Scholes valuation model using assumptions similar to those disclosed in note 8.

    PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost less accumulated amortization. Property and equipment are amortized on a straight line basis over their estimated useful lives as follows:

    Software                                                               1 to 5 years
    Computer equipment                                                          2 years
    Leased automobile                                                           3 years
    Office equipment                                                            5 years
    Furniture and fixtures                                                      5 years
    Leasehold improvements                                     the remaining lease term


    Software includes operating systems development programs, financial systems, the company's website system and an enterprise business system. All software, other than the enterprise business system, is being amortized over one year. The enterprise business system is being amortized over five years. The company capitalizes certain expenditures on software used in its operations in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".

    IMPAIRMENT OF LONG-LIVED ASSETS

    The company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS"). SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

    GOODWILL

    Goodwill, which is the excess of the purchase price of the company's interest in its subsidiary over the fair value of the underlying assets acquired and liabilities assumed on the acquisition, is amortized on a straight-line basis over three years. Periodically, management reviews the carrying value of goodwill by considering the expected undiscounted future cash flows of the related business. Permanent impairments in the value of the unamortized portion of goodwill are written down and charged to the consolidated statement of operations in the periods in which the impairment is determined.

    REVENUE RECOGNITION

    Revenues from the placement of customers' online coupons and advertising banners on the company's website for fixed or determinable fees are recognized rateably over the period of the contract unless collection is not reasonably assured in which case revenues are recognized when cash payments are received. Revenues related to the design and production of a customer's website are recognized at the time the customer has accepted the completed website and collection is reasonably assured. Revenues related to hosting customers' websites are recognized rateably over the period of the contract unless collection is not reasonably assured in which case revenues are recognized when cash payments are received. Revenues from regional exclusivity fees for the exclusive right to market the company's products in predefined regions are recognized on a straight-line basis over the term of the agreement. When the agreement does not specify a term, the company only records revenue to the extent of costs incurred. Amounts received in excess of revenue recognized are included in deferred revenue.

    ADVERTISING EXPENSE

    The company recognizes advertising costs in accordance with Statement of Position ("SOP") 93-7 "Reporting on Advertising Costs." As such the company expenses the cost of producing advertisements at the time production occurs, and expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Advertising expenses totalled $nil, and $866,441 during the years ended December 31, 1998 and 1999, respectively.

    STOCK BASED COMPENSATION

    The company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and rateably for future services over the option vesting period.

    The company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services" (EITF 96-18). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the date on which there first exists a firm commitment for performance by the provider of goods or services as defined by EITF 96-18.

    For purposes of valuing the company's stock-based compensation transactions, the company uses the market price of its common shares, as quoted on the OTC-bulletin board, on the measurement date for the applicable transaction.

    INCOME TAXES

    Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current period and deferred tax liabilities and assets for future tax consequences of events that have been recognized in the company's financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of enacted tax laws; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance, where, based on available evidence, the probability of realization of the deferred tax asset does not meet a more likely than not criterion.

    LOSS PER COMMON SHARE

    Loss per share computations are in accordance with SFAS No. 128, "Earnings Per Share" and Staff Accounting Bulletin ("SAB") No. 98. Basic net loss per share is computed using the weighted average number of common shares outstanding, after giving retroactive effect to the 1:32 forward stock split, as described in note 1. Diluted loss per share is computed using the weighted average number of common and potentially dilutive shares outstanding.

    COMPREHENSIVE INCOME

    Comprehensive income is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. Comprehensive income consists of net income and other comprehensive income. The accumulated balance of other comprehensive income is included in the equity section of the balance sheet. The company's other comprehensive income consists of foreign exchange translation adjustments.

    SEGMENT INFORMATION

    The company identifies its operating segments based on business activities, management responsibility and geographical location. During the year ended December 31, 1999, the company operated within a single operating segment, being online couponing services, and operated in only one geographic area, being Canada. In addition, substantially all of the company's assets are located in Canada and substantially all of its revenues are earned in Canada.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP98-1"). SOP98-1 provides guidance for determining whether computer software is internal-use software and accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The disclosures prescribed by SOP98-1 are effective for the year ended December 31, 1999 consolidated financial statements. The adoption of SOP98-1 did not have a material impact on the company's consolidated financial statements.

    The company adopted the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5) effective January 1, 1999. SOP 98-5 requires that all start-up costs be expensed and that the effect of adopting SOP 98-5 be reported as the cumulative effect of a change in accounting principle. The adoption of SOP 98-5 did not have a material impact on the company's consolidated financial statements.

    In June 1998, the FASB issued Statement Number 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in fair value of the derivative depends on the intended use of the derivative and the resulting designation. The company does not expect that the adoption of SFAS 133 will have a material impact on its consolidated financial statements.

3   ACQUISITION

    On August 6, 1999, the company acquired 100% of the issued and outstanding shares of SUM Media Corp. (formerly E-Com Media Corp.), a British Columbia, Canada company, in exchange for 3,200,000 common shares of the company. The acquisition has been accounted for using the purchase method, whereby the value of the consideration given has been allocated to the assets and liabilities of SUM Media Corp. based on their estimated fair values. The value of consideration given by the company of $13,000,000 was based on the average quoted market price of the company's common stock on the OTC-bulletin board on the date the terms of the acquisition were agreed to including an allocation of acquisition costs of $1,000,000 (note 8). The results of operations of SUM Media Corp. have been included in these consolidated financial statements from the date of acquisition. The net assets acquired and consideration given are as follows:

                                                                  $
Net assets acquired at fair value on acquisition
  Current assets acquired                                        240,065
  Non-current assets acquired                                    399,008
  Current liabilities assumed                                   (210,344)
  Non-current liabilities assumed                               (846,004)
  Goodwill                                                    13,417,275
                                                             -----------

                                                              13,000,000

Total consideration in common shares including
  allocation of acquisition costs of $1 million (note 8)      13,000,000
                                                             ===========


Cash acquired                                                    212,591
                                                             ===========



4   BALANCE SHEET COMPONENTS

    ACCOUNTS RECEIVABLE


                                                          $
    Trade receivables                                   74,042
    Less: Allowance for doubtful accounts              (11,133)
    Other                                                2,921
                                                       -------

                                                        65,830
                                                       =======


    SALES TAX RECOVERABLE

    Sales tax recoverable relates to Canadian Goods and Services Taxes paid by the company's Canadian subsidiary, SUM Media Corp., on purchases of goods and services for operations.

    PREPAID EXPENSES

    Prepaid expenses relate primarily to monthly fees paid in advance for product support, maintenance and upgrades of the company's enterprise business system.

    OTHER ASSETS

    Other assets consist primarily of security deposits related to the company's leased offices. Also included is a deposit in the amount $31,317 that the company is required to maintain as a condition under an office sublease. The deposit may be accessed by the sublandlord in the event the company defaults on a lease payment. The deposit must be maintained by the company for the duration of the sublease period which expires in July 2003.

    PROPERTY AND EQUIPMENT

                                                 ACCUMULATED
                                      COST      AMORTIZATION             NET
                                         $                 $               $
   Software                      1,251,266            24,868       1,226,398
   Computer equipment              417,152            75,223         341,929
   Leased automobile               107,107            11,353          95,754
   Office equipment                 63,130             2,930          60,200
   Furniture and fixtures           54,113             2,141          51,972
   Leasehold improvements           66,546             1,978          64,568
                             -------------      ------------     -----------
                                 1,959,314           118,493       1,840,821
                             =============      ============     ===========

    Software for the year ended December 31, 1999 includes $1,106,720 related to the purchase of licences for an enterprise business system. No amortization has been recorded for the year ended December 31, 1999 (1998 - $nil) related to the enterprise business system as it was not available for use as at December 31, 1999.

    For the period from December 7, 1990 (date of incorporation) to December 31, 1998, the company did not own property and equipment.

    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                     $
   Trade accounts payable                                       1,268,991
   Vacation accrual                                                43,061
   Employee payroll deductions                                     95,160
                                                                ---------
                                                                1,407,212
                                                                =========


5   RELATED PARTY TRANSACTIONS

    During the year ended December 31, 1999, two shareholders advanced the company $56,436 (1998 - $nil). The advances are unsecured, non-interest bearing, and without stated terms of repayment.

    The company incurred $133,458 for management consulting and related services to a company controlled by a significant shareholder of the company during the year ended December 31, 1999 (1998 - $nil). This amount has been included in general and administrative expenses.

6   COMMITMENTS

    a) The company has the following annual commitments for the rental of office premises under the terms of operating leases:

                                                           $
                            2000                        305,097
                            2001                        305,097
                            2002                        305,750
                            2003                        237,742
                            2004                        110,977
                                                      ---------
                                                      1,264,663
                                                      =========


Office lease payments for the year ended December 31, 1999 of $132,700 were included in general and administrative costs.

    b) The company has the following annual lease commitments for the company automobile under the terms of a capital lease:

                                                        CAPITAL
                                                              $
             2000                                        19,114
             2001                                        19,114
             2002                                        19,114
             2003                                        29,650
                                                      ---------
                                                         86,992
             Amount representing interest               (14,735)
                                                      ---------
                                                         72,257
             Less:  Current portion                     (13,318)
                                                      ---------
                                                         58,939
                                                      =========

    c) During November 1999, the company entered into an agreement with Oracle Corporation Canada Inc. ("Oracle") for the purchase and implementation of Oracle's enterprise business system software. Under the terms of the agreement, the company agreed to purchase licences, support, education and consulting services totalling $1,708,000. As at December 31, 1999, the company had remaining commitments of approximately $400,000. Also, under the terms of the agreement, the company is to receive $104,000 related to advertising on the company's website. The amount of the advertising fee negotiated by the two companies was based on the advertising rates for similar previous cash transactions taking into account the strategic value that Oracle has to the company. The company is recognizing these revenues as the underlying services are provided. As at December 31, 1999, the company recognized revenue of $9,000 related to this agreement.

    d) During December 1999, the company entered into an agreement with a computer hardware manufacturer to purchase $410,000 of computer equipment and consulting services. As at December 31, 1999, the company has not received any of the computer equipment or related consulting services and has not paid any amounts. Also, under the terms of the agreement, the company is to receive $46,000 related to advertising on the company's website. The amount of the advertising fee negotiated by the two companies was based on the advertising rates for similar previous cash transactions taking into account the strategic value that the computer hardware manufacturer has to the company. The company is recognizing these revenues as the underlying services are provided. As at December 31, 1999, the company has not recognized any revenues related to this agreement.

7   INCOME TAXES

    The company is subject to U.S. federal and Colorado State income taxes in the U.S. and Canadian federal, and Ontario and British Columbia provincial taxes in Canada.

    At December 31, 1999, the company has net operating loss carryforwards of approximately $3,806,000, arising from Canadian operations, available to reduce future Canadian taxable income and approximately $299,000, arising from U.S. operations available to reduce future U.S. taxable income. The Canadian losses expire in 2006 and the U.S. losses expire in 2019. The potential benefits relating to these losses have not been recognized in these consolidated financial statements.

    The components of loss for the year are as follows:

                                                                PERIOD FROM
                        YEAR ENDED DECEMBER 31               DECEMBER 7, 1990
             -------------------------------------------  (DATE OF INCORPORATION) TO
                      1999                   1998            DECEMBER 31, 1999
             ---------------------  --------------------  --------------------
 Canada           (3,349,155)                  --              (3,349,155)
  U.S.            (4,965,616)              (4,500)             (5,025,346)
                  ----------               ------              ----------
                  (8,314,771)              (4,500)             (8,374,501)

    Net deferred tax assets are composed of the following at December 31, 1999:

                                               CANADA         U.S.
                                                    $            $
 Net operating loss carryforwards           1,733,000      102,000
 Gross deferred tax assets                     54,000      938,000
 Deferred tax asset valuation allowance    (1,787,000)  (1,004,000)
                                           ----------   ----------
 Net deferred tax assets                           --           --
                                           ==========   ==========

    Based on a number of factors including, the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided.

    The income tax provision for the year ended December 31, 1999, differs from the amount obtained by applying the applicable statutory income tax rates to loss before income taxes as follows:

                                                                $
  Statutory income tax rate                                      40.72%

  Income tax recovery based on the statutory rate           (3,420,000)
  Non-deductible expenses                                      858,000
  Differences from statutory rate relating to tax effect
     of loss benefits which have been recorded               2,562,000
                                                           -----------
                                                                    --
                                                           ===========

8   CAPITAL STOCK

    COMMON SHARES

    Holders of common shares are entitled to one vote per share on all matters submitted to a vote of the shareholders of the company. Subject to preferences that may apply to preferred shares outstanding, the holders of common shares are entitled to receive dividends out of assets legally available at such time and in such amounts as the Board of Directors may from time to time determine. Upon the occurrence of a liquidation, dissolution or winding up of the assets of the company, the holders of common shares will be entitled to share rateably in the distribution of all assets remaining available for distribution after satisfaction of all liabilities and the payment of any liquidation preference on any outstanding preferred shares.

    As at December 31, 1998, the authorized common shares of the company consisted of 50,000,000 common shares with a par value of $0.001 of which 2,000,000 common shares were issued and outstanding and 10,000,000 preferred shares of which none were issued and outstanding. Pursuant to a June 4, 1999 Board of Directors resolution, the sole director and officer of the company agreed to the cancellation of 1,500,000 shares previously issued as compensation for management services. On June 16, 1999, the Board of Directors passed a resolution to adopt a forward stock split at a ratio of 1:32 with the effect that the total issued and outstanding shares increased to 16,000,000. Concurrently, the sole director and officer of the company executed a formal waiver of the right to receive 6,210,000 post-split shares. As a result, the number of issued and outstanding shares then totalled 9,790,000. The forward stock split has been applied retroactively to all periods presented.

    On June 24, 1999, the company's Articles of Incorporation were amended to increase the company's authorized common shares to 65,500,000 shares, decrease the company's authorized preferred shares to 1,000,000 shares and increase the company's common share par value to $0.01.

    PREFERRED SHARES

    All series of preferred shares shall be alike except that there may be variations, as determined by the Board of Directors, as to:

    a)  right of dividend;

    b)  terms, conditions, and price of redemption;

    c)  amounts payable upon either voluntary and/or involuntary liquidation;

    d) sinking fund provisions, if any, for the call or redemption of the shares;

    e)  terms and conditions of conversion, if any; and

    f)  voting rights consistent with Colorado law.

    Before issuing any shares of a class or series, the preferences, limitations and relative rights of which are determined by the Board of Directors, the company shall deliver to the Colorado Secretary of State appropriate Articles of Amendment, as required by law.

    As at December 31, 1999, no preferred shares were issued and outstanding.


 PRIVATE PLACEMENTS
                                               ISSUE    CASH PROCEEDS      WARRANT
                                           PRICE PER        AND SHARE     EXERCISE            WARRANT
                                EQUITY          UNIT    SUBSCRIPTIONS        PRICE        EXPIRY FROM
      DATE OF ISSUANCE          UNITS*             $                $            $      ISSUANCE DATE
                                                              (000'S)

       August 1999            1,000,000      1.00(i)         1,000            3.00          24 months
       September 1999           500,000      3.00(ii)        1,500            4.50          12 months
       September 1999           500,000      3.00            1,500            4.50          12 months
       December 1999          1,000,000      3.00(iii)       3,000            5.00          12 months
       December 1999            100,000      3.25              325            4.25          12 months
       December 1999             31,000      3.25              101            4.00          12 months
       December 1999             21,000      3.25               68            4.00          12 months



(*) Equity units are comprised of one common share plus one share purchase warrant

    i) In conjunction with the acquisition of SUM Media Corp. (note 3) on August 6, 1999 (the "Acquisition"), the following transactions occurred concurrently with the Acquisition. Tigerlily Financial Inc. ("Tigerlily") and Cambridge Asset Holdings S.A. ("Cambridge"), consultants to the companies in arranging the transaction, each acquired 1,125,000 common shares of SUM Media Corp. for nominal consideration from two significant shareholders. These common shares were immediately exchanged for a total of 800,000 common shares of the company pursuant to the Acquisition. Tigerlily and Cambridge invested a total of $1,000,000 in the company for 1,000,000 units consisting of one common share and one share purchase warrant entitling the holder to purchase one common share at a price of $3 per share for a period of 24 months. These units were transferred by Tigerlily and Cambridge to two significant shareholders of the company who were officers and directors of the company. Based on these facts, the Company recorded an issuance of 800,000 common shares to Tigerlily and Cambridge for cash proceeds of $1,000,000. The fair value of the 800,000 common shares, based on the quoted market value of the Company's stock on the OTC bulletin board of $3.75 per share at the time the private placement was announced, exceeded the proceeds received by the Company by $2,000,000. Of this amount $1,000,000 has been allocated as a direct cost of the Acquisition and the remaining $1,000,000 has been recorded as stock based compensation related to other services provided to the Company and its shareholders prior to the Acquisition. The allocation of the $2,000,000 was based on management's estimates of the fair value of the acquisition services as well as other financial advisory services provided by Tigerlily and Cambridge. The allocation of the $2,000,000 between acquisition and stock based compensation costs are based on management's estimate of the fair value of these services. The two significant shareholders effectively received the remaining 200,000 common shares and 1,000,000 share purchase warrants which have been recorded as stock based compensation expense in the amount of $1,500,000.

    ii) At December 31, 1999, $125,000 has not been received and recorded as subscriptions receivable.

    iii) Consists of three separate private placements completed concurrently. In conjunction with these private placements, the company issued 159,900 options entitling the holder to purchase one common share at a price of $3 per share. The options expire September 9, 2002. The exercise price for the options granted was equal to the market value of the underlying stock quoted on the OTC-bulletin board at the date of grant. The company also incurred finders' fees of $60,000 related to these private placements.


     WARRANTS
                                                             VALUE ASSIGNED
                          NUMBER OF     EXERCISE PRICE       PER WARRANT (1)
    EXPIRY DATE         COMMON SHARES                $                     $
   September 2000         1,000,000          4.50               0.55
   December 2000          1,000,000          5.00               0.77
   December 2000            100,000          4.25               0.95
   December 2000             52,000          4.00           0.67 - 0.99
   August 2001            1,000,000          3.00               0.34
   September 2002           159,900          3.00               0.38

    (1) The value assigned to the warrants above has been estimated using the Black-Scholes valuation model. Assumptions used in the valuation model included:

        a)  risk for interest rate of 5.9%;

        b)  expected volatility of 80%;

        c)  expected dividend yield of nil; and

        d)  the actual term to expiry.

    STOCK OPTION PLAN

    In October 1999, the company's Board of Directors adopted the 1999 Stock Option Plan (the "Plan"). The Plan provides for the issuance of up to 20% of the issued and outstanding common shares of the company in connection with incentive and non-statutory stock option awards granted to employees, directors and consultants to the company. Options will be issued in amounts in accordance with terms and conditions as determined by the company's Board of Directors. The stock option plan is subject to regulatory shareholder approval.

    A summary of activity under the plan is as follows:

                                        NUMBER OF     EXERCISE PRICE
                                           COMMON          PER SHARE
                                           SHARES                  $
 Balance - January 1, 1999                    --                  --
      Granted November 4, 1999         1,989,000                3.12
      Granted November 4, 1999(a)        483,000                3.44
                                       ---------         -----------
 Balance - December 31, 1999           2,472,000         3.12 - 3.44
                                       =========         ===========

    (a) These options were issued to shareholders/officers holding more than 10% of total issued capital at the grant date. As such, the option exercise price was set at a 10% premium to the market value on that day pursuant to the terms of the stock option plan.

                                                 OUTSTANDING OPTIONS                                 OPTIONS EXERCISABLE
                                -----------------------------------------------------        -----------------------------------
                                                          WEIGHTED
                                        NUMBER             AVERAGE           WEIGHTED             NUMBER OF             WEIGHTED
                                OUTSTANDING AT           REMAINING            AVERAGE        EXERCISABLE AT              AVERAGE
  RANGE OF                        DECEMBER 31,         CONTRACTUAL           EXERCISE          DECEMBER 31,             EXERCISE
  EXERCISE PRICES                         1999                LIFE              PRICE                  1999                PRICE
                                                                                    $                                          $
  $3.12 - $3.44                     2,472,000             10 years               3.18               593,280                 3.18

    Of the options granted during the year, 593,280 vested immediately, an additional 988,800 vest November 4, 2000 and the remainder vest equally over the following twelve months. Once vested, the options may be exercised for a period of up to ten years from the date of grant. The exercise price for the options granted approximated the market value of the underlying stock quoted on the OTC-bulletin board at the date of grant.

    STOCK-BASED COMPENSATION

    The company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". This method recognizes compensation cost as the amount by which the fair value of the stock exceeds the exercise price at the date of grant.

    Had the company determined compensation costs based on fair value at the date of grant for its awards under a method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-based Compensation" the company's loss and loss per share would be as follows:

                                                               1999              1998
                                                                 $                 $
Loss for the period                                          (8,314,771)           (4,500)
Additional compensation expense                              (3,257,220)               --
                                                           ------------      ------------

Pro forma loss for the period                               (11,571,991)           (4,500)
                                                           ============      ============

Pro forma basic and fully diluted loss per share                  (0.33)               --
                                                           ============      ============

    The pro forma compensation expense reflected above has been estimated using the Black-Scholes option-pricing model. Assumptions used in the pricing model included:

a)  risk free interest rate of 5.9%,

b)  expected volatility of 80%;

c)  expected dividend yield of nil; and

d)  an estimated average life of two years.

9   REGIONAL EXCLUSIVITY FEES

During the year ended December 31, 1999, revenue of $46,756 (1998 - $nil) from regional exclusivity fees was recognized, and offset by a corresponding amount of cost of sales related to the sale of marketing rights in three regions.

10  SUPPLEMENTAL CASH FLOWS

                                                                                          PERIOD FROM
                                                                                           DECEMBER 7,
                                                                                        1990 (INCEPTION
                                                                                         OF DEVELOPMENT
                                                                                           STAGE) TO
                                                    DECEMBER 31,       DECEMBER 31,        DECEMBER 31,
                                                       1999               1998                1999
                                                               $                  $                   $
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for income taxes                                  --                 --                  --
  Cash paid for interest                                   4,794                 --               4,794
SUPPLEMENTAL NON-CASH INVESTING AND
   FINANCING ACTIVITIES
  Issuance of common shares for acquisition of
   SUM Media Corp.                                    12,000,000                 --          12,000,000
  Stock based compensation                             2,500,000                 --           2,500,000
  Share subscriptions receivable                         125,000                 --             125,000

11  SUBSEQUENT EVENTS

    Subsequent to December 31, 1999, the company:

a) Received proceeds of $479,700 and issued 159,900 common shares related to the exercise of 159,900 options.

b) Completed a $4,000,000 private placement, with a publication company, of 1,000,000 units, whereby each unit consists of one common share and one share purchase warrant. Each warrant allows the holder to purchase one common share for $6.00 per share for a period of 12 months. Concurrent with the receipt of these proceeds, the company paid $4,000,000, to the publication company, for advertising services to be provided in fiscal 2000.

c) Completed a $1,001,000 private placement of 308,000 units, each unit consisting of one common share and one share purchase warrant. Each warrant allows the holder to purchase one common share for $4.25 for a period of 12 months.

d) Completed a $3,675,000 private placement of 700,000 units, each unit consisting of one common share and one share purchase warrant. Each warrant allows the holder to purchase one common share for $7.00 for a period of 12 months.

e) Completed a $105,000 private placement of 20,000 units, each unit consisting of one common share and one share purchase warrant. Each warrant allows the holder to purchase one common share for $7.00 for a period of 12 months.

f) Granted 50,000 stock options to directors of the company. These stock options have an exercise price of $5.25 and expire in February of 2010.

g) Was notified of a legal action which was filed against the company by a former officer and director of the company for unfair dismissal. The amount and timing of any potential claim cannot be reasonably estimated at this time.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         A decision to change SUMmedia.com's principal independent accountant was recommended by the board of directors and was approved by the shareholders on August 20, 1999. This change is the result of SUMmedia.com's desire to engage a global accounting firm. In January, 2000, SUMmedia.com appointed Pricewater-HouseCoopers LLP as its independent accountants.

SUMmedia.com's former accountant was dismissed. The principal accountants' reports for both of the last two fiscal years did not contain an adverse opinion disclaimer of opinion, or modification as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the Board of Directors. There were no disagreements with SUMmedia.com's former accountants.


                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS,PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    The following table sets forth information regarding the executive officers and directors and key employees of SUMmedia.com as of February 25, 2000:


                  NAME AND POSITION                        AGE       HELD POSITION SINCE
  Grant M. Petersen, Chairman of the Board, and            43               1999
    Chief Executive Officer
  John E. Veltheer, President and Director                 34               1999
  Philip Kunsberg, Director                                --               2000
  Johnson Chan, Director                                   --               2000
  Arvid C. Petersen, Director                              48               2000
  Derrick Bulawa, Director                                 36               2000
  Frank Palmer, Director                                   60               2000
  David R. Lewis, Chief Financial Officer,                 55               1999
    Secretary and Treasurer
  Andre Dragon, Chief Operating Officer                    41               1999
  David R. Noble, Chief Information Officer                38               1999
  Albert C. Szajman, Vice President, Marketing             42               1999
  David E. Jubb, Vice President, ePartnering               56               1999
  Ean H. Jackson, Vice President, eBusiness                42               2000


The SUMmedia.com board is divided into three classes designated as Class I, Class II and Class III and its directors will be assigned to each class by the board. At the first annual meeting of stockholders following the effectiveness of this registration statement, the term of office of the Class I directors will expire and Class I directors will be elected for a full term of three years; Class II directors will be elected for a full term of two years; and Class III directors will be elected for a full term of one year. At the second annual meeting of stockholders following the effectiveness of this registration statement, the term of office of the Class III directors will expire and Class

III directors will be elected for a full term of three years. At the third annual meeting of stockholders following the effectiveness of this registration statement, the term of office of the Class II directors will expire and Class II directors will be elected for a full term of three years. At each succeeding annual meeting of stockholders, directors will be elected for a full term of three years to succeed the directors of the class whose terms expire at such annual meeting. The Class I directors are Grant Petersen and John Veltheer; there are no Class II or Class III directors as of December 31, 1999. Arvid C. Petersen is the brother of Grant M. Petersen.

    The following is a brief summary of the business experience of each director and officer over the last five years:

GRANT M. PETERSEN
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

    Mr. Petersen has been an officer and director of the Company since August 1999. Over the past five years, Mr. Petersen has been an investor in various enterprises and for his own account and has not had operational or executive responsibilities in any of these endeavors.

JOHN E. VELTHEER
PRESIDENT AND DIRECTOR

    Dr. Veltheer has been an officer and a director of the Company since August 1999. From 1998 to June 1999, Dr. Veltheer was manager of shareholder relations at Softwex Technologies Inc., a Vancouver, B.C.-based software company, and remains the principal of Iridium Capital, a Vancouver-based venture capital company. From September 1996 to 1998, he worked on a consulting basis with numerous technology companies providing investor relations, business planning and financial analysis services. From September 1995 to September 1996, Dr. Veltheer was research associate at the University of British Columbia. From September 1993 to August 1995, he was a post-doctoral fellow at the University of California, Berkeley. Dr. Veltheer has a Ph.D. in Chemistry from University of British Columbia.

PHILIP KUNSBERG
DIRECTOR

    Mr. Kunsberg has been a director of SUMmedia.com since January 2000. Since 1995, Mr. Kunsberg has been the Executive Vice President of Hollinger Digital Inc.

ARVID C. PETERSEN
DIRECTOR

    Mr. Petersen has been a director of SUMmedia.com since February 2000. Since 1995, Mr. Petersen has been the Managing Director and a co-owner of Study Group Australia PTY. Limited, Australia's second largest private provider of education and training. Mr. Petersen graduated from the British Columbia Institute of Technology.

DERRICK BULAWA
DIRECTOR

    Mr. Bulawa has been a director of SUMmedia.com since February 2000. Since 1998, Mr. Bulawa has been the Chief Operating Officer of Unifi Communications

Inc., a Hong Kong based company. From 1995 to 1999, Mr. Bulawa has been the President of East Asian operations of Unifi Communications Inc. Mr. Bulawa received a bachelor of science degree in electronic engineering technology.

FRANK PALMER
DIRECTOR

    Mr. Palmer has been a director of SUMmedia.com since January 2000. Since 1998, Mr. Palmer has been the Chairman and Chief Executive Officer of DDB Canada Group (a division of American Canada Inc.). He has been President of Palmer Jarvis DDB (since DDB's merger with Palmer Jarvis) since 1998 and was President of Palmer Jarvis (which he co-founded) since its inception in 1969. All of these companies are in the advertising business. Mr.Palmer graduated from Vancouver School of Art.

DAVID R. LEWIS
CHIEF FINANCIAL OFFICER

    Mr. Lewis has been an officer of the Company since July 1999. He was a director of the company from August 1999 to December 1999. Prior to joining SUMmedia.com in July 1999, Mr. Lewis was the Chief Financial Officer at Alya International Inc., a publicly traded developer of advanced security and building management systems for large facilities. In 1998, he was the Chief Financial Officer and a director at Net Nanny Software International Inc., a publicly-traded a developer of Internet and Web filtering software. From mid-1994 to early 1998, Mr. Lewis provided management consulting to various startup companies to help them achieve their operational and financial objectives through the design and implementation of practical financial and productivity solutions. Mr. Lewis has a degree in Metallurgical Engineering from Dalhousie University in Halifax, Nova Scotia and a Chartered Accountant designation obtained while with Coopers & Lybrand in Toronto, Ontario.

ANDRE DRAGON
CHIEF OPERATING OFFICER

    Mr. Dragon has been an officer of the Company since July 1999. From May 1997 to June 1999, Mr. Dragon was the National Director, Sales and Marketing, of Nextport Media, a subsidiary of Bell Actimedia, a marketing, printing and publishing group. From October 1994 to November 1996, Mr. Dragon was Director, International Expansion and Regional General Manager at Interactive Media Group, a Toronto, Ontario developer of interactive communications solutions. Mr. Dragon holds a Masters of Business Administration degree from Concordia University in Montreal, Quebec.

DAVID R. NOBLE
CHIEF INFORMATION OFFICER

    Mr. Noble joined SUMmedia.com in November 1999 from Oracle Corporation, where he was a Technical Manager responsible for Internet Development from the beginning of 1999. From 1994 to 1998, Mr. Noble was with Sierra Systems Consultants Inc, where he was a principal and Technology Leader for the Public Sector Practice and responsible for the Oracle Technology Partnership. Mr. Noble received an honours degree in Computer Science and Information Processing at Brock University, St. Catharines, Ontario (with a minor in Business Management) and a Communications Diploma at Napier College in Scotland.

ALBERT C. SZAJMAN
VICE PRESIDENT, MARKETING

    Mr. Szajman joined the Company in August 1999 and has been an officer since that time. From 1997 to 1999, he was Vice President of Palmer Jarvis DDB, an advertising firm in Vancouver, BC. From 1991 to 1997, Mr. Szajman was with Bryant, Fulton & Shee, Baird Advertising where he rose from Account Director to Promotional Marketing Director. Mr. Szajman is a graduate of the Advertising and Marketing program at British Columbia Institute of Technology.

DAVID E. JUBB
VICE PRESIDENT, EPARTNERING

    Mr. Jubb has been an officer of the Company since September 1999. From 1992 to 1996 and from 1998 to late 1999, Mr. Jubb was Vice President, Sales of Liberty Integration Software, a software company in Vancouver, BC. From 1996 to 1998, he was also the founder and proprietor of a local sales consultancy operation for more than two years. Mr. Jubb received a Bachelor of Arts degree from the University of North Carolina. Mr. Jubb spent four years in the U.S. Marine Corps, before beginning a career in high tech sales management.

EAN H. JACKSON
VICE PRESIDENT, EBUSINESS

    Mr. Jackson has been an officer since February 2000. Until 1999, Mr. Jackson was the Territory Manager for Oracle Corp. Between January and October 1997 Mr. Jackson was the Regional Marketing Coordinator for Softworld '97, an international deal-making conference. Between September 1996 and December 1997, Mr. Jackson was the Management Consultant to GeoAccess Communications Inc., a provider of Internet access. Between January and June 1997, Mr. Jackson was the Territory Manager for Gandalf Canada Ltd., a manufacturer of remote-access telecommunications equipment. Between June and December 1996, Mr. Jackson was the Vice President of Sales and Marketing of Xcert Software Inc., a provider of Internet security solutions. Between January and June 1996, Mr. Jackson was the National Sales Manager for Infowave Wireless Messaging Inc./GDT Softworks Inc., a wireless messaging company. Mr. Jackson graduated from the University of Western Ontario and received a Masters of Science degree in engineering and telecommunications from Southern Methodist University. Mr. Jackson has also received a certificate in Internet Marketing from the University of British Columbia

Compliance With Section 16(a) of the Act

Section 16(s) of the Securities Exchange Act of 1934, as amended ("Exchange Act") requires executive officers and directors and persons who beneficially own more than 10% of the Common Stock ("Reporting Persons") to file initial reports of ownership on Form 3 and reports of changes in ownership in Forms 4 and 5 with the Securities and Exchange Commission ("SEC"). Executive officers, directors, and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.

The Company did not have any Reporting Persons during 1999 because the registration statement filed by the Company was effective March 22, 2000.

ITEM 10:  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

    During the year ended December 31, 1998, no executive officer of SUMmedia.com received a salary. The following table sets forth information concerning compensation earned in the years ended December 31, 1999 and December 31, 1998 by Patrick Brooks, SUMmedia.com's President and only officer to June 1999, by Julia A. Petersen, SUMmedia.com's President and only officer from June 1999 to August 1999 and by Grant M. Petersen, SUMmedia.com's Chief Executive Officer from August 1999. The information in the table includes salaries, bonuses, stock options granted and other miscellaneous compensation.


                                                                       Other         Securities
     Name and Principal                Annual Compensation             Annual        Underlying        All Other
          Position                 Year     Salary        Bonus     Compensation      Options        Compensation
---------------------------       -----    --------     --------    ------------   --------------    ------------
Patrick Brooks, President          1999          --        --                --             --             --
to June 1999                       1998          --        --                --             --             --

Julia A. Petersen, President       1999          --        --                --             --             --
June 1999 to August 1999

Grant M. Petersen                  1999     133,458        --                --        280,000             --
Chairman and Chief Executive
Officer from August 1999


    Mr. Brooks did not receive any compensation in 1998 or 1999 as the company was inactive and Mr. Brooks did not actively conduct any day-to-day operations. The fair value of his services are considered to be zero.

    Mrs. Petersen did not receive any compensation in 1999 as the company was inactive until the share exchange with SUM Media Corp and Mrs. Petersen had no active day-to-day duties. Subsequent to the share exchange, Mrs. Petersen ceased to be an officer of the company. The fair value of her services are considered to be zero.

    Mr. Petersen's salary was paid to 505362 B.C. Ltd., a company wholly owned by Mr. Petersen and his spouse, Julia A. Petersen.


OPTION GRANTS IN LAST FISCAL YEAR

    The following table represents the grants of stock options in the fiscal year ended December 31, 1999 to Grant M. Petersen.

                                                       Percent of
                                     Number of         Total Options          Exercise
                                    Securities          Granted to            of Base
                                    Underlying         Employees in            Price          Expiration/
          Name                      Options (#)        Fiscal Year             ($/Sh)            Date
   ------------------            -----------------   ---------------       ---------------    -----------
   Grant M. Petersen                  280,000               11%                $ 3.44            2009


AGGREGATED OPTION EXERCISES AND FISCAL YEAR END OPTION VALUE TABLE

    The following table represents the exercise of stock options in the fiscal year ended December 31, 1999 and the fiscal year end value of unexercised options to Grant M. Petersen.

                                                                      Number of
                                                                     Unexercised              Value of
                                                                     Securities              Unexercised
                                 Shares                              Underlying             In-The-Money
                                Acquired                             Options at              Options at
                                  on            Value                FY-end (#)              FY-end ($)
                                Exercise       Realized             Exercisable/            Exercisable/
        Name                      (#)            ($)                Unexercisable           Unexercisable
--------------------           ----------     ----------          -----------------      -------------------
Grant M. Petersen                      --             --           67,200/212,800        $436,800/$1,383,200


Director Compensation

    Currently, SUMmedia.com's directors do not receive any compensation for their services as directors. In the near future, SUMmedia.com expects to establish a compensation plan for non-employee directors.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of SUMmedia.com's executive officers serve as members of the board of directors or compensation committee of any entity that has one or more executive officers who serve on SUMmedia.com's board or compensation committee.



ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information with respect to beneficial ownership of SUMmedia.com's common stock as of February 25, 2000 for:

o each person or entity known by SUMmedia.com to beneficially own more than 5% of its outstanding common stock;

o   each of its directors and named executive officers; and

o   all of SUMmedia.com's directors and named executive officers as a group.

    Unless otherwise indicated by footnote, the address for each of the individuals listed in the table is care of SUMmedia.com, 1200 - 1055 West Hastings Street, Vancouver, B.C., V6E 2E9, Canada. Unless otherwise indicated by footnote, the persons named in the table have sole voting and sole investment power with respect to all shares of common stock shown as beneficially owned by them.

       NAME AND ADDRESS OF BENEFICIAL OWNER                   AMOUNT OF
          OR NAME OF OFFICER OR DIRECTOR                 BENEFICIAL OWNERSHIP        PERCENT OF CLASS(1)
---------------------------------------------        -----------------------------   -------------------
 Grant M. Petersen(2)                                         4,951,994                     26.2%
 John E. Veltheer(3)                                            148,000                       *
 Philip Kunsberg(4)                                              12,000                       *
 Frank Palmer(5)                                                 24,000                       *
 Derrick Bulawa(6)                                               12,000                       *
 Arvid C. Petersen(7)                                            24,000                       *
 Johnson Chan(8)                                                 24,000                       *
 All Officers and directors as a
  group (7 persons)                                           5,195,994                     27.3%
 Dennis Molloy(9)                                             4,932,794                     26.2%
 Charmford Limited(10)                                        2,016,000                     10.4%
 Hollinger Digital Inc.(11)                                   2,000,000                     10.4%


---------------
* Less than one percent.

    (1) Percentage of beneficial ownership is based on 18,310,400 shares of common stock issued and outstanding as of February 25, 2000.

    (2) Includes stock options for 67,000 shares currently exercisable, or exercisable within 60 days and warrants for 500,000 shares exercisable or exercisable within 60 days. Includes 3,029,794 shares owned of record on August 6, 1999 by nominees for Mr. Petersen as to which shares Mr. Petersen effectively possesses sole voting and investment powers. None of such nominee relationships were initially embodied in formal written agreements. Mr. Petersen has subsequently obtained stock powers covering 786,439 shares formerly owned of record by certain of the nominees.

    (3) Includes options for 48,000 shares currently exercisable or exercisable within 60 days.

    (4) Mr. Kunsberg's address is Suite 600, 270 Lafayette St., New York, NY. Includes options for 12,000 shares currently exercisable or exercisable within 60 days.

    (5) Mr. Palmer's address is Suite 600, 777 Hornby St., Vancouver, BC. Includes options for 24,000 shares currently exercisable or exercisable within 60 days.

    (6) Mr. Bulawa's address is Suite 2101-3, K. Wah Centre, 191 Java Road, North Point, Hong Kong. Includes options for 12,000 shares currently exercisable or exercisable within 60 days.

    (7) Mr. Petersen's address is 6 Carrington Ave., Mosman, NSW, Australia. Includes options for 24,000 shares currently exercisable or exercisable within 60 days.

    (8) Mr. Chan's address is Suite 1276, 1 Trademart Drive, Cowloon Bay, Hong Kong. Includes options for 24,000 shares currently exercisable or exercisable within 60 days.

    (9) Mr. Molloy's address is 24446 80th Avenue, Langley, B.C., Canada. Includes 48,000 shares underlying stock options currently exercisable, or exercisable within 60 days and warrants for 500,000 shares currently exercisable or exercisable within 60 days. Includes 3,029,794 shares owned of record on August 6, 1999 by nominees for Mr. Molloy as to which shares Mr. Molloy effectively possesses sole voting and investment powers. None of such nominee relationships were initially embodied in formal written agreements. Mr. Molloy has subsequently obtained stock powers covering 786,439 shares formerly owned of record by certain of the nominees.

    (10) Charmford Limited's address is Suite 2101-3, K. Wah Centre, 191 Java Road, North Point, Hong Kong. Includes warrants for 1,008,000 shares currently exercisable or exercisable within 60 days. Charmford Limited is a wholly owned subsidiary of E-Kong Group Limited, a company traded on the Hong Kong Stock Exchange. The address of E-Kong Group Limited is Suite 2101-3 K. Wah Center 191 Java Point, Hong Kong.

    (11) Hollinger Digital Inc's address is Suite 600, 270 Lafayette St., New York, NY. Includes warrants for 1,000,000 shares currently exercisable or exercisable within 60 days. Hollinger Digital Inc. is a wholly owned subsidiary of Hollinger International Inc., a company traded on the New York Stock Exchange. Hollinger International Inc. is partially owned, and controlled by Hollinger Inc., a company traded on the Toronto Stock Exchange. Hollinger Inc. is controlled by The Hon. Conrad M. Black, its Chairman and Chief Executive Officer. The address of Mr. Black, Hollinger International Inc. and Hollinger Inc. is 10 Toronto Street, Toronto, Canada MSC 2B7 Canada.


ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During the year ended December 31, 1999, Grant M. Petersen, the Chief Executive Officer and a director of SUMmedia.com, and Dennis Molloy, together loaned SUMmedia.com $56,436 without interest and without stated terms of repayment.

During the fiscal year ended December 31, 1999, SUMmedia.com paid $133,458 for management consulting and related services to 505362 B.C. Ltd., wholly owned by Mr. Petersen and his spouse Julia A. Petersen.


                                     PART IV


ITEM 13: EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) The following is a list of all exhibits filed as part of this filing or, as noted, incorporated by reference to this filing:


    Exhibit No.                   Description and Method of Filing
    -----------                   --------------------------------

    Exhibit 2.1 Share Purchase Agreement between JCC Consulting Services, Ltd., Cambridge Asset Holdings S.A., Tigerlily Financial Inc., Grant Peterson, Jihong Zhang, Andre Dragon, Dennis Malloy, Albert Szajman, John Veltheer, David Lewis, Reliance Resources Inc. and SUM Media Corp. dated June 11, 1999.*

    Exhibit 3.1.1 Amended and Restated Articles of Incorporation dated June 23, 1999.*

    Exhibit 3.1.2 Articles of Amendment dated August 20, 1999 (incorporated by reference to the registrant's

                            Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999).*

    Exhibit 3.2             Bylaws adopted by registrant on August 10, 1998.*

    Exhibit 10.1 Software License and Services Agreement between SUMmedia.com and Oracle Corporation Canada Inc.*

    Exhibit 21              Subsidiaries of the Registrant.*

    Exhibit 27              Financial data schedule.

    Exhibit 99.1 Financial Statements from the Annual Report on Form 10-KSB for the year ended December 31, 1997 incorporated by reference to the same.

    Exhibit 99.2 Financial Statements from the Annual Report on Form 10-KSB for the year ended December 31, 1998 incorporated by reference to the same.

---------------

* Previously filed as part of Issuer's Registration Statement on Form 10-SB filed March 22, 2000, and incorporated by reference.

(b) SUMmedia.com did not file any reports on Form 8-K during the last quarter of the period covered by this report as the company's registration statement was not effective until March 22, 2000.


                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                               SUMMEDIA.COM INC.



Date: March 30, 2000                           /s/ David R. Lewis
                                               -------------------------
                                               David R. Lewis,
                                               Chief Financial Officer

                                 EXHIBIT INDEX


    Exhibit No.                   Description and Method of Filing
    -----------                   --------------------------------

    Exhibit 2.1 Share Purchase Agreement between JCC Consulting Services, Ltd., Cambridge Asset Holdings S.A., Tigerlily Financial Inc., Grant Peterson, Jihong Zhang, Andre Dragon, Dennis Malloy, Albert Szajman, John Veltheer, David Lewis, Reliance Resources Inc. and SUM Media Corp. dated June 11, 1999.*

    Exhibit 3.1.1 Amended and Restated Articles of Incorporation dated June 23, 1999.*

    Exhibit 3.1.2 Articles of Amendment dated August 20, 1999 (incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999).*

    Exhibit 3.2             Bylaws adopted by registrant on August 10, 1998.*

    Exhibit 10.1 Software License and Services Agreement between SUMmedia.com and Oracle Corporation Canada Inc.*

    Exhibit 21              Subsidiaries of the Registrant.*

    Exhibit 27              Financial data schedule.

    Exhibit 99.1 Financial Statements from the Annual Report on Form 10-KSB for the year ended December 31, 1997 incorporated by reference to the same.

    Exhibit 99.2 Financial Statements from the Annual Report on Form 10-KSB for the year ended December 31, 1998 incorporated by reference to the same.

---------------

* Previously filed as part of Issuer's Registration Statement on Form 10-SB filed March 22, 2000, and incorporated by reference.