Form 10QSB
period 2000-03-31
SUMMEDIA COM INC
filed 2000-05-15
CIK 870751

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                  EXCHANGE ACT

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On March 31, 2000, the registrant had 18,363,400 shares of $0.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                SUMmedia.com INC.
                             INDEX TO FORM 10 - QSB

                                                                                                        Page
PART I: FINANCIAL INFORMATION

             Item 1 -     Consolidated Financial Statements                                                2
                               Consolidated Balance Sheets                                                 2
                               Consolidated Statements of Operations                                       3
                               Consolidated Statements of Cash Flows                                       4
                               Notes to Consolidated Financial Statements                                  5

             Item 2 -     Plan of Operations                                                               7

PART II: OTHER INFORMATION

             Item 1 -     Legal Proceedings                                                               11

             Item 2 -     Changes in Securities                                                           11

             Item 3 -     Defaults upon Senior Securities                                                 13

             Item 4 -     Submission of Matters to a Vote of Security Holders                             13

             Item 5 -     Other Information                                                               13

             Item 6 -     Exhibits and Reports on Form 8 - K                                              13

             Signatures                                                                                   13

PART I: FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

SUMmedia.com Inc.
(formerly Reliance Resources Inc.)
(a development stage company)
Consolidated Balance Sheet
(expressed in U.S. dollars)

                                                             MARCH 31, 2000     DECEMBER 31, 1999
                                                              (unaudited)           (audited)
Assets
Current Assets
   Cash and cash equivalents                               $       3,730,124    $       2,108,167
   Accounts receivable                                               360,307               65,830
   Sales tax recoverable                                             191,397              173,519
   Prepaid expenses                                                4,172,968              231,460
                                                           -----------------    -----------------
Total Current Assets                                               8,454,796            2,578,976

Other Assets                                                         350,895               74,359

Property and equipment, net of accumulated amortization            3,250,183            1,840,821

Goodwill, net of accumulated amortization                         10,501,008           11,616,052
                                                           -----------------    -----------------
                                                                  22,556,882           16,110,208
                                                           =================    =================
Liabilities

Current Liabilities
   Accounts payable and accrued liabilities                        3,749,398            1,407,212
   Accrual for finders fee and other consulting services           4,080,000                   --
   Due to related parties                                            138,142               56,436
   Deferred revenue                                                  285,722              104,012
   Current portion of obligation under capital lease                  26,064               13,318
                                                           -----------------    -----------------
                                                                   8,279,326            1,580,978

Obligation under capital lease                                       117,203               58,939
                                                           -----------------    -----------------
                                                                   8,396,529            1,639,917

Shareholders' Equity

Capital Stock
Authorized
      1,000,000 preferred shares, $0.01 par value
      65,500,000 common shares, $0.01 par value
Issued
      18,363,400 (1999 - 16,142,000) common shares                   183,634              161,420
Additional paid-in capital                                        27,904,478           20,859,829
Warrants issued in connection with private placements              4,910,334            2,552,751
Share subscriptions                                                 (125,000)            (125,000)
Deficit accumulated during the development stage                 (18,626,703)          (8,959,271)
Accumulated other comprehensive income                               (86,390)             (19,438)
                                                           -----------------    -----------------
                                                                  14,160,353           14,470,291
                                                                  22,556,882           16,110,208
                                                           =================    =================

       The accompanying notes are an integral part of these consolidated financial statements.

SUMmedia.com Inc.
(formerly Reliance Resources Inc.)
(a development stage company)
Consolidated Statement of Operations
(expressed in U.S. dollars)
(unaudited)

                                                                              PERIOD FROM
                                                                        DECEMBER 7, 1990 (DATE OF
                                              FOR THE THREE MONTHS ENDED    INCORPORATION) TO
                                                       MARCH 31,               MARCH 31,
                                                 2000            1999            2000
Sales                                        $    474,512    $         --    $    606,563

Cost of Sales                                     131,618              --         249,558
                                             ------------    ------------    ------------
Gross Profit                                      342,894              --         357,005
                                             ------------    ------------    ------------

Operating Expenses
    General and administrative                  5,539,935           1,500       8,005,343
    Marketing                                   2,484,532              --       3,912,081
    Amortization of goodwill                    1,115,044              --       2,916,267
    Stock based compensation                      653,014              --       3,153,014
    Amortization of property and equipment        156,803              --         254,221
    Research and development                       60,998              --         158,012
                                             ------------    ------------    ------------
                                               10,010,327           1,500      18,398,939
                                             ------------    ------------    ------------

Loss from operations                           (9,667,432)         (1,500)    (18,041,933)
                                             ============    ============    ============

Basic and fully diluted loss per share              (0.55)            nil
                                             ============    ============



        The accompanying notes are an integral part of these consolidated financial statements.

SUMmedia.com Inc.
(formerly Reliance Resources Inc.)
(a development stage company)
Consolidated Statement of Cash Flows
(expressed in U.S. dollars)
(unaudited)

                                                                                                PERIOD FROM
                                                                                             DECEMBER 7, 1990
                                                                      THREE MONTHS ENDED         (DATE OF
                                                                          MARCH 31,          INCORPORATION) TO
                                                                                                 MARCH 31,
                                                                   2000            1999            2000
Cash Flows From Operating Activities
   Loss for the period                                        $ (9,667,432)   $     (1,500)   $(18,041,933)
   Adjustments to reconcile loss for the period to net cash                             --
   used in operating activities
     Stock based compensation                                      653,014              --       3,153,014
     Amortization of property and equipment and goodwill         1,271,847              --       3,170,488

   Changes in non-cash working capital items
     Accounts receivable                                          (292,380)             --        (354,052)
     Sales tax recoverable                                         (19,376)             --        (163,964)
     Prepaid expenses                                           (3,907,219)             --      (4,130,447)
     Accounts payable and accrued liabilities                    2,333,980           1,500       3,627,188
     Accrual for finders fee and other consulting fees           3,578,941              --       3,578,941
     Deferred revenue                                              181,024              --         155,924
                                                              ------------    ------------    ------------
                                                                (5,867,601)             --      (9,004,841)
                                                              ------------    ------------    ------------

Cash flows from (used in) financing activities
   Proceeds from issuance of common shares                       9,239,032              --      16,603,262
   Due to related parties                                           81,706              --        (659,394)
   (Repayments) Additions to capital lease obligations              (3,879)             --          (8,945)
                                                              ------------    ------------    ------------
                                                                 9,316,859              --      15,934,923
                                                              ------------    ------------    ------------

Cash flows from (used in) investing activities
   Other Assets                                                   (276,536)             --        (271,822)
   Purchase of property and equipment                           (1,491,276)             --      (3,049,293)
   Cash acquired on acquisition of SUM Media Corp.                      --              --         212,591
                                                              ------------    ------------    ------------
                                                                (1,767,812)             --      (3,108,524)
                                                              ------------    ------------    ------------

Foreign exchange effect on cash                                    (59,489)             --         (91,434)
                                                              ------------    ------------    ------------

Net increase in cash and cash equivalents                        1,621,957              --       3,730,124

Cash and cash equivalents at beginning of period                 2,108,167              --              --
                                                              ------------    ------------    ------------

Cash and cash equivalents at end of period                       3,730,124              --       3,730,124
                                                              ============    ============    ============



        The accompanying notes are an integral part of these consolidated financial statements.

SUMmedia.com Inc.
(formerly Reliance Resources Inc.)
(a development stage company)
Notes to Interim Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

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

The company was incorporated on December 7, 1990, under the laws of the State of Delaware as Pursuit Ventures Corporation ("Pursuit"). Under a Plan and Agreement of Merger dated August 21, 1998, Pursuit merged with Remington Assets Limited ("Remington"), a Colorado corporation that was incorporated on March 20, 1997. Under the terms of the Agreement of Merger, Remington became the surviving company. Effective September 8, 1998, Pursuit changed its name to Reliance Resources Inc. ("Reliance"). In June 1999, Reliance completed a 1:32 forward stock split. These consolidated financial statements have been presented on a post stock split basis.

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

These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. The company is in discussions with financing institutions with respect to securing equity financing. However, there are no assurances that the company will be successful in closing such financing transactions.

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

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as of March 31, 2000 and the results of operations for the three month period ended March 31, 2000 and 1999. The results of operations for the three month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in SUMmedia.com's Form 10-KSB for the year ended December 31, 1999.

The consolidated financial statements include the accounts of SUMmedia.com and its subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation. Investments in entities in which the Company can exercise significant influence, but less than majority owned and not otherwise controlled by the Company, are accounted for under the equity method.

PREPAID EXPENSES

Prepaid expenses related primarily to advertising services to be provided in fiscal 2000 paid for in advance. These prepaid advertising services are being recorded into expenses based on the fair value of the advertising services consumed by the company.

OTHER ASSETS

Other assets includes amounts advanced to a potential joint venture party in Asia. As at March 31, 2000, the amount recorded as advances in other assets was $192,872.

PROPERTY AND EQUIPMENT

Amortization of the enterprise business system has been recorded commencing March 1, 2000 as this software became available for use on that date.

ACCRUAL FOR FINDERS FEE AND OTHER CONSULTING SERVICES

Amount is due to a third party for various consulting services related to establishing and developing business contacts in the Asian market. Amount also includes an accrual for finders fees associated with private sales of securities identified by the third party. The company is currently negotiating for the settlement of the outstanding amount through the issuance of common shares.

REVENUE RECOGNITION

The company has changed its revenue recognition policy related to the design and production of customer's websites from the completed contract method to the percentage of completion method. This change does not have an effect on revenues recorded in previous periods as the completed contract method approximated the percentage of completion method for those prior periods due to the short term nature of the website design contracts entered into in those prior periods. All previous period contracts were complete at the end of the previous reporting periods. The change in the company's revenue recognition policy to percentage of completion was made as this method better reflects the company's earning process with regards to this source of revenue.

The net profit related to the resale of computer equipment and software by the company is recorded as revenues.

SEGMENT INFORMATION

The company identifies its operating segments based on business activities, management responsibility and geographical location. During the quarter ended March 31, 2000, the company operated within two operating segments, being website design and online couponing services, and operated in two geographic areas, being Canada and the United States. For the quarter ended March 31, 2000, substantially all of the company's revenues were earned from website design, substantially all the company's assets were located in Canada and substantially all of its revenues were earned in Canada.

CONTINGENCIES

The company was notified of a legal action which was filed by a former officer and director of the company for unfair dismissal. The amount and timing of any potential claim cannot be reasonably estimated at this time.

SUPPLEMENTAL CASH FLOWS

                                                                                     PERIOD FROM
                                                                                     DECEMBER 7,
                                                                                    1990 (DATE OF
                                                                                   INCORPORATION)
                                                      MARCH 31,        MARCH 31,      MARCH 31,
                                                        2000             1999           2000
SUPPLEMENTAL NON-CASH INVESTING AND
   FINANCING ACTIVITIES
  Issuance of common shares for acquisition of
   SUM Media Corp.                               $           --   $           --   $   12,000,000
  Stock based compensation                              653,014               --        3,153,014
  Share subscriptions receivable                             --               --          125,000
  Finders fees
                                                        467,600               --          467,600
  Capital lease obligations
                                                         74,889               --           74,889

SUBSEQUENT EVENTS

During April 2000, the company entered into a joint venture agreement with Golden Net Limited and Party Assets Limited whereby SUMmedia.com Asia Limited was formed to establish and manage, in Asia, an Asian version of the savingumoney.com website and to offer all the other related business services. The Company's ownership interest in the joint venture is 45%. The investment is being accounted for using the equity method. At March 31, 2000, the company had advanced to the joint venture amounts totaling $192,872 which was recorded in other assets.

ITEM 2 - PLAN OF OPERATIONS

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

SUMmedia.com believes that its existing cash and cash sources will not be sufficient to fund its losses from operations, its capital expenditures and other obligations beyond the next two months. If SUMmedia.com is not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to SUMmedia.com, its business, financial condition and operating results will be materially adversely affected.

SUMmedia.com anticipates that at least $70 million U.S. will be required over the next 12 months to fund the following: opening of new markets and generating brand awareness ($10 million), worldwide launch of SUMmedia.com products ($50 million), expansion and improvement of the company's financial and information technology infrastructure ($3.5 million), expansion and improvement of the company's operations infrastructure ($6 million), and continued research and development activities ($0.5 million).

In order to meet the expected cash deficiency and liquidity issues, SUMmedia.com's management team is aggressively pursuing third-party investors and strategic alliances. In addition, previously completed private sales of securities includes warrants that allow investors to invest an additional $26 million in SUMmedia.com within one-year of the date of the purchase of the warrant. There can be no assurance that such funds will be available on favorable terms, if at all. If adequate funding is not available, SUMmedia.com may be required to delay, reduce or eliminate one or more of its marketing strategies or research and development programs. These changes may also require SUMmedia.com to seek funding on less favorable terms than it would otherwise desire.

RESEARCH AND DEVELOPMENT

During the next 12 months, SUMmedia.com intends to expend approximately $500,000 in the pursuit of Internet research and development. These expenditures will relate to the development of new company web pages and the development of new coupon delivery technologies. Amounts to be expended include salaries for company employees and fees paid to consultants.

PURCHASES OF SIGNIFICANT EQUIPMENT

SUMmedia.com expects to spend $3.5 million related to the expansion and improvement of the company's financial and information technology infrastructure. In addition, the company expects to spend $6.0 million to expand and improve its operations infrastructure.

EMPLOYEES

As of March 31, 2000, SUMmedia.com had 136 employees (including 29 in Toronto, Ontario, 74 in Vancouver, British Columbia, 10 in Calgary, Alberta and 23 in Seattle, Washington). SUMmedia.com plans to open corporate or joint venture sales offices in 15 new cities or regions over the next 12 months. Each launch of a business in a new region is expected to require the addition of approximately 25 employees. As a result, the company expects to add approximately 375 additional employees. At December 31, 1999, SUMmedia.com had 89 employees.

RESULTS OF OPERATIONS

SUMmedia.com commenced operations as an Internet media and marketing company on August 6, 1999 with its purchase of all the issued and outstanding shares of SUM Media Corp. From inception (December 7, 1990) to August 6, 1999, SUMmedia.com was an inactive "shell" with no operations or revenues; it had an accumulated deficit of $644,500, comprised mainly of general and administrative costs (legal, audit, etc.). As a result, comparative figures for the quarter ending March 31, 1999 are not meaningful and are, therefore, not included in this discussion.

SUMmedia.com incurred a deficit of $9.8 million for the quarter ending March 31, 2000 and a deficit of $8.3 million from August 6, 1999 to December 31, 1999, due primarily to stock based compensation, operating expenses, marketing and branding development, goodwill amortization and continuing costs of raising capital.

Revenues for the quarter ended March 31, 2000 were $475,000. Approximately 81% of SUMmedia.com's revenues for the quarter ended March 31, 2000 were derived from web site development contracts. These web site development revenues relate to amounts earned by the company for business consulting and development work related to customers websites. For the quarter, web site development revenues relate primarily to work done on one large contract which accounted for 95% of the revenues earned from this channel. The balance of SUMmedia.com's revenues were derived from the resale of computer equipment and software (approximately 7%) , online advertising on SUMmedia.com's website (approximately 7%), which was earned by the company for each month that customer's banner ads are posted on a SUMmedia.com web site and eCoupon sales revenue (approximately 5%) which was earned by the company for each month that SUMmedia.com eCoupons are posted on the savingumoney.com web site. During the quarter ended March 31, 2000, the company did not recognize any regional exclusivity fee revenue and no new regional exclusive rights to market the company's products in predefined areas were sold. Revenues for the year ended December 31, 1999 were $132,000.

During the quarter ended March 31, 2000, SUMmedia.com incurred $5.5 million on various general and administration costs, of which $3.5 million relates to various consulting services received by the company related to establishing and developing business contacts in the Asian market. The company is currently negotiating the settlement of such consulting services through the issuance of shares. General and administration costs also includes salaries and benefits of $605,000 related to over 20 executive management and administrative personnel and over 30 information technology employees. The company also incurred $315,000 related to office operations consisting primarily of rent, telephone and office supplies. Another significant expenditure was travel expenses associated with trips to the United States, Australia, Europe and Asia to solidify previous contacts, develop new relationships, secure additional financing and identify additional business partners for SUMmedia.com at a cost of approximately $375,000. Also included in general and administration expenses are accounting and legal fees of $310,000 which relate primarily to the completion of the company's 10-SB registration statement, the filings of patents and trademarks, the development of business contracts, the analysis of corporate structure and the planning of business expansion. Continuing costs in the area of investor and public relations added $130,000 to general and administration costs. The company also engaged information technology consultants to assist in reconfiguring its network, arrange wide area networks, arrange its server co-location facilities, assist in deploying its branches worldwide and to provide technical support at a cost of $300,000. SUMmedia.com anticipates that general and administrative expenses will continue to increase as SUMmedia.com pursues its product rollouts by expanding to new cities and regions. General and administration costs for the year ended December 31, 1999 were $2.4 million.

Research and development costs amounted to $61,000 for the quarter ended March 31, 2000. Research and development costs were primarily comprised of payments to outside contractors and expenses related to engineering design work and testing of SUMmedia.com's technology. Product development expenses are expected to increase to approximately $500,000, primarily due to the payment of consulting fees and salaries related to the development of additional web sites and new eCoupon technologies to be made in the next year. Research and development costs for the year ended December 31, 1999 were $97,000.

During the quarter ended March 31, 2000, SUMmedia.com incurred $2.5 million on various sales and marketing costs, of which $380,000 was spent on salaries for over 84 sales and marketing employees, with the remainder being spent on promotional activities. SUMmedia.com's sales and marketing expenses are comprised primarily of compensation for SUMmedia.com's sales and marketing personnel, advertising in various media including radio, newspapers, television, and tradeshows and other promotional costs. During the first quarter of 2000, SUMmedia.com intensified its North American branding efforts for the savingumoney.com brand. Significant branding efforts rolled out in the first quarter included the launch of the company's TV advertising campaign in Canada and a major media launch directed at the Seattle market to coincide with the company's launch of its Seattle office. Sales and marketing expenses are expected to increase in the near term due to branding, advertising and marketing expenses, as well as incremental expenses associated with personnel additions expected to be made in the next year. Sales and marketing costs for the year ended December 31, 1999 were $1.4 million.

Stock based compensation of $653,000 was recorded for the quarter ended March 31, 2000. Amount relates primarily to options issued to senior executives.

Amortization expense related to property and equipment was $157,000 for the quarter ended March 31, 2000, during which period SUMmedia.com purchased computers, office equipment, furniture and fixtures and software at a total cost of $1.6 million. Amortization expense related to Goodwill on the purchase of SUM Media Corp. was

$1.1 million for the quarter ended March 31, 2000. Amortization expenses related to property and equipment and goodwill were $97,000 and $1.8 million, respectively, for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, SUMmedia.com had $3,730,124 in cash, working capital of $175,470 and shareholders' equity of $14,059,131. Net cash used in SUMmedia.com's operating activities was $5,505,554 for the quarter ended March 31, 2000. Net cash flows used in operating activities consisted primarily of a loss for the quarter of $9,768,654. The loss for the quarter was offset by non-cash stock-based compensation charges of $653,014 and amortization of property and equipment and goodwill of $1,271,847. The change in the Company's net working capital also contributed $2,338,239 to operating cash flows.

Cash flows from financing activities of $8,924,148 were derived primarily from $8,771,432 of proceeds received from the issuance of common shares.

Cash flows used in investing activities of $1,741,479 related primarily to purchases of property and equipment of $1,566,165.

Since SUMmedia.com continues to incur operating losses, its working capital will continue to be depleted. In an effort to improve the company's working capital going forward, the company's management is attempting to increase revenues through marketing and branding efforts and through the use of strategic alliances. The anticipated shortfall in working capital for the next year is expected to be eliminated through the aggressive pursuit of third-party investors and strategic relationships by company management.

For the quarter ended March 31, 2000, SUMmedia.com financed its operations primarily through private sales of securities. Dilutive equity issuances completed during the quarter, including options granted to employees and warrants granted in private sales of securities to third party investors, will, to the extent they are exercised, improve the company's liquidity and capital resources. While the issuance of shares does raise funds to develop the company's business, the continued issuance of shares may erode the company's share price and as a result reduce the amount of capital that the company is able to raise per share.

SUMmedia.com's funding needs may vary depending upon a number of factors, including the number and nature of the marketing and sales launch initiatives; progress of SUMmedia.com's research and development programs; the number and breadth of these programs; the progress of the development and commercialization efforts of new products; and competing technological and market developments. In the future, SUMmedia.com will need to raise substantial additional funds to continue to conduct its branding, marketing plans, research and development, and to implement enterprise-wide infrastructure programs. SUMmedia.com intends to seek additional funding through public or private financing and up-front licensing fees of its technology. There can be no assurance that such funds will be available on favorable terms, if at all. If adequate funding is not available, SUMmedia.com may be required to delay, reduce or eliminate one or more of its marketing strategies or research and development programs. These changes may also require SUMmedia.com to seek funding on less favorable terms than it would otherwise desire.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

SUMmedia.com's exposure to market risk is principally confined to its cash and cash equivalents, which have short maturities and are held with high credit quality financial institutions and, therefore, are believed to involve minimal market risk.

Currently, the Company's operations are primarily conducted in Canada. However, as the Company expands its operations into the U.S. and other geographic areas such as Asia and Europe, it will be exposed to foreign currency risks arising from the movements in the Canadian dollar relative to other foreign currencies. The Company does not plan on using hedges to mitigate this risk.

U.S. to Canadian Dollar       Quarter Ended
Exchange rates                March 31, 2000        1999              1998             1997             1996
--------------                --------------        ----              ----             ----             ----
Period-end                        1.4574           1.4433           1.5333            1.4305           1.3706
Average for the period            1.4710           1.4858           1.4831            1.3844           1.3636
Range                         1.4341-1.4732     1.4433-1.5087   1.4198-1.5685     1.3470-1.4305     1.3383-1.3747

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Not applicable.

ITEM 2 - CHANGES IN SECURITIES

On March 22, 2000, the company's registration statement on Form 10-SB was made effective.

All sales of unregistered securities issued by SUMmedia.com were denominated in U.S. dollars.

In January 2000, SUMmedia.com granted 95,000 stock options to three senior executives of the company. Each option entitles the holder to purchase one share of common stock for $0.01. The stock options expire ten years from their date of issuance and become fully vested on April 1, 2000. Issuance of these options was made in reliance upon the exemption from registration provided by Rule 506 of Regulation D of the 1933 Act. The option recipient was an accredited investor and had access to full information concerning SUMmedia.com and represented that the options were for the recipient's own account and not for the purpose of distribution. The common shares to be issued on exercise of the options will contain a restrictive legend advising that the securities may not be offered for sale, sold or otherwise transferred without having first being registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transaction.

In January 2000, SUMmedia.com issued 500 shares of its common stock to the Toronto sales staff for gross cash proceeds of nil. Issuance of the units was made in reliance upon the exemption from registration provided by Rule 506 of Regulation D of the 1933 Act. The purchaser had access to full information concerning SUMmedia.com and represented that it purchased the units for the purchaser's own account and not for the purpose of distribution. The units contained a restrictive legend advising that the securities represented by the units may not be offered for sale, sold or otherwise transferred without having first being registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transaction.

In January 2000, SUMmedia.com issued 159,900 shares of its common stock to Core Pacific - Yamaichi International (H.K.) Limited pursuant to an option exercise at $3.00 per share for gross cash proceeds of $479,700. Issuance of the shares was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. The purchaser was an accredited investor and had access to full information concerning SUMmedia.com and represented that it purchased the shares for the purchaser's own account and not for the purpose of distribution. The shares contained a restrictive legend advising that they may not be offered for sale, sold or otherwise transferred without having first being registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transaction.

In January 2000, SUMmedia.com issued 308,000 units to e-Kong Services Limited for gross cash proceeds of $1,001,000. The per share price was determined by reducing the market price, at the time of the commencement of negotiations between the parties, by approximately 15% to 20% due to the illiquidity of the shares. In addition, SUMmedia.com sold warrants for nominal consideration to give the purchasers added incentive to invest and to allow the prospect of future financing. Each unit consisted of one share of common stock and one common stock purchase warrant. Each warrant is exercisable for 12 months for $4.25 for one share of common stock. Issuance of the units was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. The purchaser was an accredited investor and had access to full information concerning SUMmedia.com and represented that it purchased the units for the purchaser's own account and not for the purpose of distribution. The units contained a restrictive legend advising that the securities represented by the units may not be offered for sale, sold or otherwise transferred without having first being registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transaction.

In January 2000, SUMmedia.com issued 1,000,000 units to Hollinger Digital Inc. for gross cash proceeds of $4,000,000. The per share price was determined by reducing the market price, at the time of the commencement of negotiations between the parties, by approximately 15% to 20% due to the illiquidity of the shares. In addition, SUMmedia.com sold warrants for nominal consideration to give the purchasers added incentive to invest and to allow the prospect of future financing. Each unit consisted of one share of common stock and one common stock purchase warrant. Each warrant is exercisable for 12 months for $6.00 for one share of common stock. Issuance of the units was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. The purchaser was an accredited investor and had access to full information concerning SUMmedia.com and represented that it purchased the units for the purchaser's own account and not for the purpose of distribution. The units contained a restrictive legend advising that the securities represented by the units may not be offered for sale, sold or otherwise transferred without having first being registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transaction.

In February 2000, SUMmedia.com issued 700,000 units to e-Kong Services Ltd. for gross cash proceeds of $3,675,000. Each unit consisted of one share of common stock and common stock purchase warrant. The per share price was determined by reducing the market price, at the time of the commencement of negotiations between the parties, by approximately 15% to 20% due to the illiquidity of the shares. In addition, SUMmedia.com sold warrants for nominal consideration to give the purchasers added incentive to invest and to allow the prospect of future financing. Each unit consisted of one share of common stock and one common stock purchase warrant. Each warrant is exercisable for 12 months for $7.00 for one share of common stock. Issuance of the units was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. The purchaser was an accredited investor and had access to full information concerning SUMmedia.com and represented that it purchased the units for the purchaser's own account and not for the purpose of distribution. The units contained a restrictive legend advising that the securities represented by the units may not be offered for sale, sold or otherwise transferred without having first being registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transaction.

In March 2000, SUMmedia.com issued 3,000 shares of its common stock to the Seattle Director of Sales for gross cash proceeds of nil. Issuance of the units was made in reliance upon the exemption from registration provided by Rule 506 of Regulation D of the 1933 Act. The purchaser was an accredited investor and had access to full information concerning SUMmedia.com and represented that it purchased the units for the purchaser's own account and not for the purpose of distribution. The units contained a restrictive legend advising that the securities represented by the units may not be offered for sale, sold or otherwise transferred without having first being registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transaction.

In March 2000, SUMmedia.com issued 50,000 units to an unrelated Canadian individual for gross cash proceeds of $300,000. The per share price was determined by reducing the market price, at the time of the commencement of negotiations between the parties, by approximately 15% to 20% due to the illiquidity of the shares. In addition, SUMmedia.com sold warrants for nominal consideration to give the purchasers added incentive to invest and to allow the prospect of future financing. Each unit consisted of one share of common stock and common stock purchase warrant. Each warrant is exercisable for 12 months for $8.50 for one share of common stock. Issuance of the units was made in reliance upon the exemption from registration provided by Rule 506 of Regulation D of the 1933 Act. The purchaser was an accredited investor and had access to full information concerning SUMmedia.com and represented that it purchased the units for the purchaser's own account and not for the purpose of distribution. The units contained a restrictive legend advising that the securities represented by the units may not be offered for sale, sold or otherwise transferred without having first being registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transaction.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K

     a)  The following exhibits are filed as part of this report:

     Exhibit 10                     Stock Option Agreement

     Exhibit 18                     Letter on Change in Accounting Principles

     Exhibit 27                     Financial Data Schedule

     b)  Reports on Form 8 - K

     None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMmedia.com Inc.

May 12, 2000

By: /s/ Grant M. Petersen
Grant M. Petersen
Chairman and CEO

By: /s/ David R. Lewis
David R. Lewis
Chief Financial Officer and Secretary Treasurer

                                 EXHIBIT INDEX

EXHIBIT
  NO.                      DESCRIPTION
-------                    --------------
10                         Stock Option Agreement
18                         Letter on Change in Accounting Principles
27                         Financial Data Schedule