Form 10QSB
period 2000-06-30
SUMMEDIA COM INC
filed 2000-08-14
CIK 870751

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                       Commission file number: 33-38214-D

                                SUMmedia.com Inc.
        (Exact name of small business issuer as specified in its charter)

                 Colorado                                95-4734398
     (State or other jurisdiction of          (IRS Employer Identification No.)
      incorporation or organization)

          Suite 1200, 1055 W. Hastings, Vancouver, B.C. CANADA V6E 2E9
                    (Address of principal executive offices)

                                 (604) 605-0901
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On June 30, 2000, the registrant had 18,955,540 shares of $0.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                SUMmedia.com Inc.
                             INDEX TO FORM 10 - QSB

                                                                                                         Page
PART I: FINANCIAL INFORMATION

             Item 1 -     Consolidated Financial Statements                                                2
                               Consolidated Balance Sheets                                                 2
                               Consolidated Statements of Operations                                       3
                               Consolidated Statements of Cash Flows                                       4
                               Notes to Consolidated Financial Statements                                  5

             Item 2 -     Plan of Operations                                                               8

PART II: OTHER INFORMATION

             Item 1 -     Legal Proceedings                                                               12

             Item 2 -     Changes in Securities                                                           13

             Item 3 -     Defaults upon Senior Securities                                                 14

             Item 4 -     Submission of Matters to a Vote of Security Holders                             14

             Item 5 -     Other Information                                                               14

             Item 6 -     Exhibits and Reports on Form 8-K                                                14

             Signatures                                                                                   15

PART I: FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

SUMmedia.com Inc.
(Formerly Reliance Resources Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

                                                             JUNE 30, 2000       DECEMBER 31, 1999
                                                           ------------------    ------------------
                                                              (unaudited)             (audited)
 Assets

 Current Assets
    Cash and cash equivalents                              $          195,095    $        2,108,167
    Accounts receivable                                               309,341                65,830
    Sales tax recoverable                                             206,334               173,519
    Prepaid expenses                                                3,692,828               231,460
    Due from related parties                                           29,637                    --
                                                           ------------------    ------------------
 Total Current Assets                                               4,433,235             2,578,976

 Property and equipment, net of accumulated amortization            4,592,317             1,840,821
 Goodwill, net of accumulated amortization                          9,385,966            11,616,052
 Other Assets                                                         358,041                74,359
                                                           ------------------    ------------------
                                                           $       18,769,559    $       16,110,208
                                                           ==================    ==================
 Liabilities

 Current Liabilities
    Accounts payable and accrued liabilities               $        5,951,956    $        1,407,212
    Deferred revenue                                                  321,578               104,012
    Current portion of obligation under capital lease                  26,352                13,318
    Demand loan                                                     1,000,000                    --
    Due to related parties                                                 --                56,436
                                                           ------------------    ------------------
 Total Current Liabilities                                          7,299,886             1,580,978

 Obligation under capital lease                                       110,621                58,939
                                                           ------------------    ------------------
                                                                    7,410,507             1,639,917
                                                           ------------------    ------------------

 Stockholders' Equity

 Capital Stock
 Authorized
       1,000,000 preferred shares, $0.01 par value
       65,500,000 common shares, $0.01 par value
 Issued
       18,955,540 (1999 - 16,142,000) common shares                   189,555               161,420
 Additional paid-in capital                                        30,079,251            20,859,829
 Warrants issued in connection with private placements              4,918,919             2,552,751
 Share subscriptions                                                       --              (125,000)
 Deficit accumulated during the development stage                 (23,737,730)           (8,959,271)
 Accumulated other comprehensive income                               (90,943)              (19,438)
                                                           ------------------    ------------------
                                                                   11,359,052            14,470,291
                                                           ------------------    ------------------
                                                           $       18,769,559    $       16,110,208
                                                           ==================    ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

SUMmedia.com Inc.
(Formerly Reliance Resources Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

                                                                                                         PERIOD FROM
                                                                                                        DECEMBER 7, 1990
                                                                                                          (DATE OF
                                             FOR THE THREE MONTHS             FOR THE SIX MONTHS       INCORPORATION) TO
                                                 ENDED JUNE 30,                  ENDED JUNE 30,            JUNE 30,
                                         ----------------------------    ----------------------------  -----------------
                                             2000            1999            2000            1999            2000
Revenue                                  $    431,700    $         --    $    906,212    $         --    $  1,038,263
Cost of Revenues                              257,876              --         389,494              --         507,434
                                         ------------    ------------    ------------    ------------    ------------
Gross Profit                                  173,824              --         516,718              --         530,829
                                         ------------    ------------    ------------    ------------    ------------

Operating Expenses
    General and administrative               (128,593)          3,000       5,411,342           4,500       7,876,750
    Marketing                               3,672,972              --       6,157,504              --       7,585,053
    Amortization of goodwill                1,115,042              --       2,230,086              --       4,031,309
    Amortization of property and
    equipment                                 440,346              --         597,149              --         694,567
    Research and development                   94,218              --         155,216              --         252,230
    Stock-based compensation                       --              --         653,014              --       3,153,014
                                         ------------    ------------    ------------    ------------    ------------
                                            5,193,985           3,000      15,204,311           4,500      23,592,923
                                         ------------    ------------    ------------    ------------    ------------

Loss from operations                       (5,020,161)         (3,000)    (14,687,593)         (4,500)    (23,062,094)
Share of loss from equity
accounted investment                          (90,866)             --         (90,866)             --         (90,866)
                                         ------------    ------------    ------------    ------------    ------------

Loss for the period                      $ (5,111,027)   $     (3,000)   $(14,778,459)   $     (4,500)   $(23,152,960)
                                         ============    ============    ============    ============    ============

Basic and fully diluted loss per share          (0.28)            nil           (0.82)            nil
                                         ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

SUMmedia.com Inc.
(Formerly Reliance Resources Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

                                                                                               PERIOD FROM
                                                                                            DECEMBER 7, 1990
                                                                                                (DATE OF
                                                                     SIX MONTHS ENDED       INCORPORATION) TO
                                                                          JUNE 30,               JUNE 30,
                                                              ----------------------------  -----------------
                                                                  2000             1999            2000
Cash Flows From Operating Activities
   Loss for the period                                        $(14,778,459)   $     (4,500)   $(23,152,960)
   Adjustments to reconcile loss for the period to net cash
   used in operating activities
     Stock based compensation                                      653,014              --       3,153,014
     Amortization of property and equipment and goodwill         2,827,235              --       4,725,876
     Share of loss from equity accounted investment                 90,866              --          90,866
     Common stock issued for payment of consulting fees          1,172,400              --       1,172,400
     Common stock issued for payment of legal fees                 100,000              --         100,000
   Changes in non-cash working capital items
     Accounts receivable                                          (247,037)             --        (308,709)
     Sales tax recoverable                                         (37,252)             --        (181,840)
     Prepaid expenses                                           (3,494,546)             --      (3,717,774)
     Accounts payable and accrued liabilities                    4,614,857           4,500       5,908,065
     Deferred revenue                                              221,804              --         196,704
                                                              ------------    ------------    ------------
                                                                (8,877,118)             --     (12,014,358)
                                                              ------------    ------------    ------------

Cash flows from (used in) financing activities
   Proceeds from issuance of common shares                       9,760,700              --      17,124,930
   Due to related parties                                          (86,073)             --        (827,173)
   Repayments of capital lease obligations                          (8,460)             --         (13,526)
   Proceeds from demand loan                                     1,000,000              --       1,000,000
                                                              ------------    ------------    ------------
                                                                10,666,167              --      17,284,231
                                                              ------------    ------------    ------------

Cash flows from (used in) investing activities
   Purchase of property and equipment                           (3,275,469)             --      (4,833,486)
   Other assets                                                   (329,548)                       (324,834)
   Cash acquired on acquisition of SUM Media Corp.                      --              --         212,591
                                                              ------------    ------------    ------------

                                                                (3,605,017)             --      (4,945,729)
                                                              ------------    ------------    ------------

Foreign exchange effect on cash                                    (97,104)             --        (129,049)
                                                              ------------    ------------    ------------

Net increase in cash and cash equivalents                       (1,913,072)             --         195,095

Cash and cash equivalents at beginning of period                 2,108,167              --              --
                                                              ------------    ------------    ------------

Cash and cash equivalents at end of period                    $    195,095    $         --    $    195,095
                                                              ============    ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

SUMmedia.com Inc.
(Formerly Reliance Resources Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

THE COMPANY

SUMmedia.com Inc. (the "company" or "SUMmedia.com") is an Internet media and marketing company that provides online coupons for small and medium sized businesses through its portal, "savingumoney.com." The company's business consists primarily of providing Internet marketing initiatives including coupons, advertising banners, discount shopping and website design and hosting.

The company was incorporated on December 7, 1990, under the laws of the State of Delaware as Pursuit Ventures Corporation ("Pursuit"). Under a Plan and Agreement of Merger dated August 21, 1998, Pursuit merged with Remington Assets Limited, a Colorado corporation that was incorporated on March 20, 1997. Under the terms of the Agreement of Merger, Remington became the surviving company. Effective September 8, 1998, Pursuit changed its name to Reliance Resources Inc. ("Reliance"). In June 1999, Reliance completed a 1:32 forward stock split. The accompanying consolidated financial statements are presented on a post-stock-split basis.

On August 6, 1999, Reliance entered into a share exchange agreement with SUM Media Corp. (formerly E-Com Media Corp.), a British Columbia, Canada company. Pursuant to the terms of the agreement, Reliance issued 3,200,000 common shares to acquire 100% of the issued and outstanding shares of SUM Media Corp. On August 25, 1999, Reliance changed its name to SUMmedia.com Inc.

GOING CONCERN

The company has not yet generated significant revenues and has no assurance of future profitability. Even if marketing efforts are successful, substantial time may pass before profitability will be achieved. During this time, the company will require additional financing. The company has a net working capital deficiency and losses from operations that raise substantial doubt about its ability to continue as a going concern.

The accompanying consolidated financial statements were prepared on the basis of accounting principles applicable to a going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. The company's ability to continue as a going concern is dependent upon obtaining additional financing and upon its ability to attain profitable operations. The company is in discussions with financing institutions with respect to securing additional equity financing. There are no assurances, however, that the company will be successful in closing such financing transactions. These consolidated financial statements do not give effect to any adjustments that would be necessary should the company not be able to continue as a going concern.

DEVELOPMENT STAGE

The company's activities, subsequent to its acquisition of SUM Media Corp., have primarily consisted of establishing facilities, recruiting personnel, conducting research and development, selling services and coupons, developing business and financial plans and raising capital. Accordingly, the company is considered to be in the development stage. The accompanying financial statements should not be regarded as typical for a normal operating period. Prior to its acquisition of SUM Media Corp., the company was inactive and incurring only general and administrative expenses.

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the company in accordance with generally accepted accounting principles for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the company's management, the unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as at June 30, 2000 and the results of operations for the three and six month periods ended June 30, 2000 and 1999. The results of operations for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the company's Form 10-KSB for the year ended December 31, 1999.

The consolidated financial statements include the accounts of SUMmedia.com Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation. Investments in entities in which the company can exercise significant influence, but less than majority owned and not otherwise controlled by the company, are accounted for using the equity method.

PREPAID EXPENSES

Prepaid expenses related primarily to advertising services to be provided in fiscal 2000 paid for in advance. These prepaid advertising services are being recorded into expenses based on the fair value of the advertising services consumed by the company.

JOINT VENTURE

During April 2000, the company entered into a joint venture agreement with Golden Net Limited and Party Assets Limited whereby SUMmedia.com Asia Limited, a Hong Kong subsidiary of the company, was formed to establish and manage, in Asia, an Asian version of the savingumoney.com website and to offer all other related business services. Pursuant to the terms of the joint venture agreement, the company entered into a license agreement with SUMmedia.com Asia Limited whereby SUMmedia.com Asia Limited was granted an exclusive licence to distribute the company's products in Asia. The company's ownership interest in the joint venture is 45%. The investment is accounted for using the equity method and the company's share of the net loss to June 30, 2000 was $90,866. At June 30, 2000, the carrying value of the investment was $272,006 and is recorded in other assets.

DEMAND LOAN

The loan from an unrelated third party has no specific terms of repayment, bears interest at prime plus 2%, is unsecured, and is repayable on demand.

REVENUE RECOGNITION

The company uses the percentage of completion method to record revenues related to the design and production of customer's websites.

COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and foreign currency translation adjustments. Comprehensive loss was $5,115,580 and $3,000 for the three-month periods ended June 30, 2000 and 1999, respectively and $14,849,964 and $4,500 for the six-month periods ended June 30, 2000 and 1999, respectively.

SEGMENT INFORMATION

The company identifies its operating segments based on business activities, management responsibility and geographical location. During the six months ended June 30, 2000, the company operated within two operating segments (website design and online couponing services), and operated in two geographic areas (Canada and the

United States). Website design accounted for 74% and 67% of the companies total revenues for the six and three months ended June 30, 2000, respectively. Coupons accounted for 13% and 21% of the companies total revenues for the six and three months ended June 30, 2000, respectively. Substantially all the company's assets are located in Canada and substantially all of its revenues were earned in Canada.

CAPITAL STOCK


                                                               ISSUE          CASH PROCEEDS       WARRANT
                                                             PRICE PER          AND SHARE        EXERCISE          WARRANT
    PRIVATE PLACEMENTS        COMMON                           UNIT           SUBSCRIPTIONS        PRICE         EXPIRY FROM
     DATE OF ISSUANCE         SHARES          WARRANTS           $                  $                $          ISSUANCE DATE
       January 2000           159,900               --          3.00(a)          479,700             --                  --
       January 2000           308,000          308,000          3.25(b)        1,001,000           4.25           12 months
       January 2000               500               --            --(c)               --             --                  --
       January 2000         1,000,000        1,000,000          4.00           4,000,000           6.00           12 months
       February 2000          700,000          700,000          5.25(d)        3,675,000           7.00           12 months
       March 2000              50,000           50,000          6.00             300,000           8.50           12 months
       March 2000               3,000               --            --(c)               --             --                  --
       May 2000                24,000               --          3.13(a)           75,000             --                  --
       May 2000                 2,300               --            --(e)               --             --                  --
       June 2000              510,000               --            --(f)               --             --                  --
       June 2000                5,000               --            --(g)               --             --                  --
       June 2000               30,840               --            --(g)               --             --                  --
       June 2000               20,000           20,000          5.25(h)          105,000           7.00           12 months

(a)  Common shares issued pursuant to an option exercise.

(b) The company issued 37,840 common shares as compensation for finders' fees related to this private placement.

(c)  Common shares issued as compensation for service rendered.

(d) The company issued 126,000 common shares as compensation for finders' fees related to this private placement.

(e) Common shares issued pursuant to a cashless option exercise of 4,800 stock options at $3.125 per share.

(f) Common shares issued as compensation for finders' fees and for legal and consulting services provide to the company. Compensation allocated to services received based on the fair market value of such services.

(g)  Common shares issued as compensation for finders' fees.

(h) The company issued 600 common shares as compensation for finders' fees related to this private placement.

WARRANTS

                                                                 VALUE ASSIGNED
                            NUMBER OF         EXERCISE PRICE     PER WARRANT(1)
    EXPIRY DATE           COMMON SHARES              $                  $
   September 2000          1,000,000                4.50               0.77
   December 2000           1,000,000                5.00               0.99
   December 2000             100,000                4.25               0.95
   December 2000             308,000                4.25               0.81
   December 2000              52,000                4.00           0.67 - 0.99
   January 2001            1,000,000                6.00               1.08
   February 2001             700,000                7.00               1.38
   March 2001                 50,000                8.50               1.28
   June 2001                  20,000                7.00               0.43
   August 2001             1,000,000                3.00               0.34

(1) The value assigned to the warrants above has been estimated using the Black-Scholes valuation model. Assumptions used in the valuation model included:

         a)       risk for interest rate of 5.9%;

         b)       expected volatility of 80%;

         c)       expected dividend yield of nil; and

         d)       the actual term to expiry.

STOCK OPTIONS

    A summary of the activity under the stock option plan is as follows:

                                                         NUMBER OF      EXERCISE PRICE
                                                          COMMON          PER SHARE
                                                          SHARES              $
                                                      --------------    --------------
          Balance - December 31, 1999                      2,472,000       3.12 - 3.44
               Granted January 1 to June 30, 2000            728,400      3.12 - 10.00
               Exercised January 1 to June 30, 2000          (26,300)             3.12
               Cancelled January 1 to June 30, 2000         (317,000)     3.12 - 10.00
                                                      --------------    --------------
          Balance - December 31, 1999                      2,857,100      3.12 - 10.00
                                                      ==============    ==============

In addition to the options issued pursuant to the stock option plan, the company issued 95,000 stock options to three members of senior management. The options entitle the holder to purchase one share of common stock for $0.01 for a period of 10 years and fully vested on April 1, 2000.

SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                              PERIOD FROM DECEMBER 7,
                                                               SIX MONTHS        SIX MONTHS        1990 (DATE OF
                                                             ENDED JUNE 30,      ENDED JUNE      INCORPORATION) TO
                                                                 2000             30, 1999         JUNE 30, 2000
                                                           ----------------   ----------------   ----------------
Supplemental non-cash investing and financing activities
   Issuance of common shares for acquisition of SUM
     Media Corp.                                                         --                 --         12,000,000
   Stock based compensation                                         653,014                 --          3,153,014
   Issuance of common shares for finder's fee                       615,640                 --            615,640
   Issuance of common shares for consulting services              1,172,400                 --          1,172,400
   Issuance of common shares for legal services                     100,000                 --            100,000

   Capital lease obligations                                         74,838                 --            151,457

SUBSEQUENT EVENTS

Subsequent to June 30, 2000, the company settled a legal action filed by a former officer and director of the company in which the former officer and director alleged that they were unfairly dismissed from their employment with the company. Pursuant to the terms of the settlement, the company paid notice damages of $69,000, the company agreed to locate, on a best efforts basis, a place for the 200,000 restricted SUMmedia.com shares held by the former officer and director, and the company agreed that the 48,000 SUMmedia.com stock options held by the former officer and director can be exercised for a period of up to six months from the date the SEC restrictions were removed on shares acquired under the company's Stock Option Plan.

ITEM 2 - PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This document contains certain "forward-looking statements" that involve known and unknown risks and uncertainties, such as statements of SUMmedia.com's plans, objectives, expectations and intentions. When used in this document, the words "expects," "anticipates," "intends," "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document are applicable to all related forward-looking statements, wherever they appear in this document. SUMmedia.com's actual results could differ materially from those discussed in this document.

CASH REQUIREMENTS

The company has not yet generated significant revenues, has no assurance of future profitability and has generated losses from operations. These factors raise concerns about the company's ability to continue as a going concern. To address these issues, management is continuing to aggressively pursue additional financings. Management plans to continue to pursue additional financings to fund operations until it is able to generate significant revenues and profits from its business operations.

SUMmedia.com believes that its existing cash and cash sources will not be sufficient to fund its losses from operations, its capital expenditures and other obligations beyond the next two months. If SUMmedia.com is not able to generate sufficient cash flow from operations or to raise additional capital through financings when required, in sufficient amounts, and on terms acceptable to SUMmedia.com, its business, financial condition and operating results will be materially adversely affected.

SUMmedia.com anticipates that it will require at least $50 million over the next 12 months to fund the following: the opening of new markets ($6 million), the generation of brand awareness ($4 million), general operating costs and working capital ($21 million), expansion and improvement of the company's financial and information technology infrastructure and its operations infrastructure ($17 million), and continued research and development activities ($2 million).

In order to meet its expected cash deficiency and liquidity issues, SUMmedia.com's management team is aggressively pursuing third-party investors and strategic alliances. In addition, previous private sales of warrants allow existing investors to invest an additional $35 million in SUMmedia.com within one-year of the date of the purchase of the warrant.

RESEARCH AND DEVELOPMENT

During the next 12 months, SUMmedia.com intends to expend approximately $2 million in the pursuit of Internet research and development. These expenditures will relate primarily to the development of new coupon delivery technologies and will include salaries for company employees and fees paid to consultants.

PURCHASES OF SIGNIFICANT EQUIPMENT

SUMmedia.com expects to spend $17 million related to the expansion and improvement of the company's financial and information technology infrastructure, as well as to expand and improve its operations infrastructure.

EMPLOYEES

As of June 30, 2000, SUMmedia.com had 147 employees (including 67 in Vancouver, British Columbia, 31 in Toronto, Ontario, 17 in Seattle, Washington, 11 in Calgary, Alberta, 11 in Dallas, Texas and 10 in Atlanta, Georgia. At December 31, 1999, SUMmedia.com had 89 employees.

RESULTS OF OPERATIONS

SUMmedia.com commenced operations as an Internet media and marketing company on August 6, 1999 with its purchase of all the issued and outstanding shares of SUM Media Corp. From inception (December 7, 1990) to August 6, 1999, SUMmedia.com was an inactive "shell" with no operations or revenues; it had an accumulated deficit of $644,500, comprised mainly of general and administrative costs (legal, audit, etc.). As a result, comparative figures for the three and six month periods ending June 30, 1999 are not meaningful and are, therefore, not included in this discussion.

SUMmedia.com reports its financial statements in U.S. dollars but its functional currency shifted to the Canadian dollar in 1999 due to a change in SUMmedia.com's principal business activity. While management expects SUMmedia.com's functional currency to soon return to the U.S. dollar, it does not anticipate exchange rate or inflation forces to be material until that time because historical analysis of the two currencies shows relative stability.

SUMmedia.com incurred a loss of $5.1 million for the quarter ended June 30, 2000 and a loss of $14.8 million for the six month period ended June 30, 2000, due primarily to stock-based compensation, operating expenses, marketing and branding development, amortization of goodwill and prepaids and continuing costs related to raising capital.

Revenues for the six months ended June 30, 2000 were approximately $900,000. Revenues for the three months ended June 30, 2000 were approximately $430,000. Revenues from web site development contracts accounted for 74% and 67% of total revenues for the six months and three months ended June 30, 2000, respectively. These web site development revenues relate to amounts earned by the company for business consulting and development work related to customers websites. The company records web site development revenues using the percentage of completion method. For the six months ended June 30, 2000, web site development revenues relate primarily to work done on two large contracts which accounted for 95% of the revenues earned from this revenue source.

Coupon revenues form the next largest component of revenue for the six months ended June 30, 2000 comprising 13% of total revenues earned during this period. For the three months ended June 30, 2000, coupons accounted for 21% of total revenues. Coupon revenues are earned by the company for each month that SUMmedia.com coupons are posted on the savingumoney.com website. Management attributes the 300% increase in coupon revenues over the first quarter of 2000 to the increased acceptance of the coupon concept by small- and medium-sized businesses and the effectiveness of the company's advertising programs.

Additional revenues were derived from online advertising on SUMmedia.com's website which was earned by the company for each month that a customer's banner ads were posted on a SUMmedia.com website. Online advertising accounted for 8% and 9% of total revenues for the six months and three months ended June 30, 2000, respectively. The remainder of SUMmedia.com's revenues were derived from the resale of computer equipment and software which accounted for 5% and 3% of total revenues for the six months and three months ended June 30, 2000, respectively. The company records only the net profit received from the resale of computer equipment and software as revenue. At the 1999 year end, the company stopped selling regional exclusive rights to market the company's products in predefined geographical areas. Revenues for the year ended December 31, 1999 from these activities were $132,000.

During the six months ended June 30, 2000, SUMmedia.com incurred $5.4 million on various general and administration costs. General and administration costs for the three months ended June 30, 2000 were $(129,000) due to a $2.3 million reversal of a first quarter estimate attributed to various consulting services received by the company related to establishing and developing business contacts in the Asian market. The estimate as at the end of the first quarter was based on the Company's share price at that time for the number of shares expected to be issued. The subsequent adjustment of approximately $2.3 million was based on the actual price when the shares were issued during the second quarter. The cost attributed to the shares issued in respect of the various consulting services for the six months ended June 30, 2000 was $1.2 million. Also included in general and administration costs are salaries and benefits of $1.5 million for the six months ended June 30, 2000 and $870,000 for the three months ended June 30, 2000 related to management, administration and information technology employees. At June 30, 2000, there were approximately 35 executive management and administrative personnel and approximately 25 information technology employees. The company also incurred $870,000 and $520,000 for the six months and three months ended June 30, 2000, respectively, related to office operations consisting primarily of rent, telephone and office supplies. Another significant expenditure was travel expenses associated with trips to the United States, Australia, Europe and Asia to solidify previous contacts, develop new relationships, install various operational systems and technology, secure additional financing and identify additional business partners for SUMmedia.com at a cost of approximately $560,000 for the six months ended June 30, 2000 and $180,000 for the three months ended June 30, 2000. Also included in general and administration expenses are accounting and legal fees of $480,000 and $170,000 for the six and three months ended June 30, 2000, respectively, related primarily to the completion of the company's 10-SB registration statement and 10-QSB reporting, the filings of patents and trademarks, the development of business contracts, the analysis of corporate structure and the planning of business expansion. Continuing costs in the area of investor and public relations added $290,000 to general and administration expenses for the six months ended June 30, 2000 and $160,000 for the three months ended June 30, 2000. The company also engaged information technology consultants to assist in the reconfiguring of its network, arrange wide area networks, arrange its server co-location facilities, assist in deploying its branches worldwide and provide technical support at a cost of $520,000 and $250,000 for the six months and three months ended June 30, 2000, respectively. General and administration costs for the year ended December 31, 1999 were $2.4 million.

Research and development costs amounted to $155,000 and $95,000 for the six months and three months ended June 30, 2000, respectively. Research and development costs were primarily comprised of payments to outside contractors and expenses related to engineering design work and testing of SUMmedia.com's technology. Product development expenses are expected to increase to approximately $2 million, primarily due to the payment of consulting fees and salaries related to the development of new eCoupon delivery technologies. Research and development costs for the year ended December 31, 1999 were $97,000.

During the six months ended June 30, 2000, SUMmedia.com incurred $6.2 million on various sales and marketing costs. For the three months ended June 30, 2000, the sales and marketing costs amounted to $3.7 million. Sales and marketing costs include salaries and benefits of $1.2 million for the six months ended June 30, 2000 and $0.7 million for the three months ended June 30, 2000. At June 30, 2000, there were approximately 90 sales and marketing employees. The remainder of the sales and marketing costs relate primarily to promotional activities including advertising through radio, newspapers, television, and tradeshows. During the first six months of 2000, SUMmedia.com intensified its North American branding efforts for the savingumoney.com brand. Significant branding efforts rolled out in the first six months included the launch and sustaining program of the company's television advertising campaign in Canada and a major media launch and sustaining program directed at the Seattle market which coincided with the company's launch of its Seattle office. Also during the second quarter, the company began using its prepaid advertising services; included in sales and marketing expenses for the six months ended June 30, 2000, is $545,000 related to the use of these services. Sales and marketing costs for the year ended December 31, 1999 were $1.4 million.

Stock based compensation of $653,000 was recorded for the six months ended June 30, 2000 ($ nil in the three months ended June 30, 2000). This amount relates primarily to options issued to certain senior executives.

Amortization expense related to property and equipment was $600,000 for the six months ended June 30, 2000, during which period SUMmedia.com purchased computers, office equipment, furniture and fixtures and software at a total cost of $3.3 million. Amortization expense related to goodwill on the purchase of SUM Media Corp. was $2.2 million for the six months ended June 30, 2000. Amortization expenses related to property and equipment and goodwill were $97,000 and $1.8 million, respectively, for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, SUMmedia.com had approximately $200,000 in cash, a working capital deficiency of $2.9 million and shareholders' equity of $11.4 million. Net cash used in SUMmedia.com's operating activities was $8.9 million for the six months ended June 30, 2000. Net cash flows used in operating activities consisted primarily of a loss for the six months of $14.8 million. The loss for the six months was offset by non-cash stock based compensation charges of $0.7 million, amortization of property and equipment and goodwill of $2.8 million, a share of the loss from an equity accounted investment of $0.1 million and non-cash consulting and legal fees of $1.3 million. The change in the company's net working capital also contributed $1 million to operating cash flows.

Cash flows from financing activities of $10.7 million for the six months ended June 30, 2000 were derived primarily from $9.7 of proceeds received from the issuance of common shares and from a $1.0 million short term loan.

Cash flows used in investing activities of $3.6 million for the six months ended June 30, 2000 related primarily to purchases of property and equipment of $3.3 million and an investment in the Hong Kong joint venture of $0.3 million.

Because SUMmedia.com continues to incur operating losses, its working capital will continue to be depleted. In an effort to improve the company's working capital going forward, the company's management is attempting to increase revenues through marketing and branding efforts, the use of strategic alliances and financings with third-party investors. There can be no assurances, however, management attempts will produce significant revenue.

For the six months ended June 30, 2000, SUMmedia.com financed its operations primarily through private sales of securities and short-term loans. Dilutive equity issuances completed during the six months, including options granted to employees and warrants granted in private sales of securities to third party investors, will, to the extent they are exercised, improve the company's liquidity and capital resources. While the issuance of shares does raise funds to develop the company's business, the continued issuance of shares may erode the company's share price and as a result reduce the amount of capital that the company is able to raise per share.

SUMmedia.com's funding needs may vary depending upon a number of factors, including the number and nature of the marketing and sales launch initiatives, the progress of SUMmedia.com's research and development programs, the number and breadth of these programs, the progress of the development and commercialization efforts of new products, and the competing technological and market developments. In the future, SUMmedia.com will need to raise substantial additional funds to continue to conduct its branding, marketing, research and development, and to implement enterprise-wide infrastructure programs. SUMmedia.com intends to seek additional funding through public or private financing and up-front licensing fees of its technology. There can be no assurance that such funds will be available on favorable terms, if at all. If adequate funding is not available, SUMmedia.com may be required to delay, reduce or eliminate one or more of its marketing strategies or research and development programs. These changes may also require SUMmedia.com to seek funding on less favorable terms than it would otherwise desire.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

SUMmedia.com's exposure to market risk is principally confined to its cash and cash equivalents which have short maturities and are held with high credit quality financial institutions and, therefore, are believed to involve minimal market risk.

Currently, the company's operations are primarily conducted in Canada. However, as the company expands its operations into the U.S. and other geographic areas such as Asia and Europe, it will be exposed to foreign currency risks arising from the movements in the Canadian dollar relative to other foreign currencies. The company does not plan on using hedges to mitigate this risk.

U.S. TO CANADIAN DOLLAR       QUARTER ENDED
EXCHANGE RATES                JUNE 30, 2000         1999              1998             1997             1996
--------------                -------------         ----              ----             ----             ----
Period-end                        1.4786           1.4433           1.5333            1.4305           1.3706
Average for the period            1.4669           1.4858           1.4831            1.3844           1.3636
Range                         1.4518-1.5081     1.4433-1.5087   1.4198-1.5685     1.3470-1.4305     1.3383-1.3747

BUSINESS OVERVIEW

SUMmedia.com is an Internet media and marketing company that provides online coupons, or eCoupons, for small businesses through its portal, savingumoney.com. SUMmedia.com's goal is to provide Internet marketing initiatives for smaller businesses lacking the expertise to exploit eCommerce opportunities.

FUTURE ACQUISITIONS

SUMmedia.com will consider strategic acquisitions of companies with a strong brand identity as well as with customer and product information databases that augment its databases and large sales deployment teams. It will be SUMmedia.com's practice that the acquired company's management team will retain responsibility for critical front-end business functions such as merchandising, creative presentation and marketing, while consolidating operational functions under its organization to realize economies of scale.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Not applicable.

ITEM 2 - CHANGES IN SECURITIES

All sales of unregistered securities issued by SUMmedia.com were denominated in U.S. dollars.

In May 2000, SUMmedia.com issued 24,000 shares of its common stock to a director of the company pursuant to an option exercise at $3.125 per share for gross proceeds of $75,000. Issuance of the common stock was made in reliance upon the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Act"). The purchaser was an accredited investor and had access to full information concerning SUMmedia.com and represented that he purchased the common stock for his own account and not for the purpose of distribution. The common stock contained a restrictive legend advising that the securities may not be offered for sale, sold or otherwise transferred without having first being registered under the Act or pursuant to an exemption from registration under the Act. No underwriters were involved in the transaction.

In May 2000, SUMmedia.com issued 2,300 shares of its common stock to an unrelated Canadian employee pursuant to a cashless option exercise of 4,800 stock options at $3.125 per share. Issuance of the common stock was made in reliance upon the exemption from registration provided by Rule 506 of Regulation D of the Act. The purchaser was an accredited investor and had access to full information concerning SUMmedia.com and represented that he purchased the common stock for his own account and not for the purpose of distribution. The common stock contained a restrictive legend advising that the securities may not be offered for sale, sold or otherwise transferred without having first being registered under the Act or pursuant to an exemption from registration under the Act. No underwriters were involved in the transaction.

In June 2000, SUMmedia.com issued 330,000 shares of its common stock to Homebright Management Ltd. for gross cash proceeds of nil as compensation for finders' fees and for legal and consulting services provided to SUMmedia.com. Issuance of the common stock was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. The purchaser was an accredited investor and had access to full information concerning SUMmedia.com and represented that it purchased the common stock for its own account and not for the purpose of distribution. The common stock contained a restrictive legend advising that the securities may not be offered for sale, sold or otherwise transferred without having first being registered under the Act or pursuant to an exemption from registration under the Act. No underwriters were involved in the transaction.

In June 2000, SUMmedia.com issued 180,000 shares of its common stock to Asian Business Management Ltd. for gross cash proceeds of nil as compensation for finder's fees and for legal and consulting services provided to SUMmedia.com. Issuance of the common stock was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. The purchaser was an accredited investor and had access to full information concerning SUMmedia.com and represented that it purchased the common stock for its own account and not for the purpose of distribution. The common stock contained a restrictive legend advising that the securities may not be offered for sale, sold or otherwise transferred without having first being registered under the Act or pursuant to an exemption from registration under the Act. No underwriters were involved in the transaction.

In June 2000, SUMmedia.com issued 5,000 shares of its common stock to an unrelated Canadian employee for gross cash proceeds of nil as compensation for finders' fees. Issuance of the common stock was made in reliance upon the exemption from registration provided by Rule 506 of Regulation D of the Act. The purchaser was an accredited investor and had access to full information concerning SUMmedia.com and represented that he purchased the common stock for his own account and not for the purpose of distribution. The common stock contained a restrictive legend advising that the securities may not be offered for sale, sold or otherwise transferred without having first being registered under the Act or pursuant to an exemption from registration under the Act. No underwriters were involved in the transaction.

In June 2000, SUMmedia.com issued 30,840 shares of its common stock to an unrelated Hong Kong individual for gross cash proceeds of nil as compensation for finders' fees. Issuance of the common stock was made in reliance upon the exemption from registration provided by Rule 506 of Regulation D of the Act. The purchaser was an accredited investor and had access to full information concerning SUMmedia.com and represented that he purchased the common stock for his own account and not for the purpose of distribution. The common stock contained a restrictive legend advising that the securities may not be offered for sale, sold or otherwise transferred without having first being registered under the Act or pursuant to an exemption from registration under the Act. No underwriters were involved in the transaction.

In June 2000, SUMmedia.com issued 20,000 units to Eastern Dragon Ltd. for gross cash proceeds of $105,000. Each unit consisted of one share of common stock and common stock purchase warrant. The per share price was determined by reducing the market price, at the time of the commencement of negotiations between the parties, by approximately 15% to 20% due to the illiquidity of the shares. In addition, SUMmedia.com sold warrants for nominal consideration to give the purchaser added incentive to invest and to allow the prospect of future financing. Each unit consisted of one share of common stock and one common stock purchase warrant. Each warrant is exercisable for 12 months for $7.00 for one share of common stock. Issuance of the units was made in reliance upon the exemption from registration provided by Section 4(2) of the Act. The purchaser was an accredited investor and had access to full information concerning SUMmedia.com and represented that it purchased the units for its own account and not for the purpose of distribution. The units contained a restrictive legend advising that the securities represented by the units may not be offered for sale, sold or otherwise transferred without having first being registered under the Act or pursuant to an exemption from registration under the Act. No underwriters were involved in the transaction.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K

a)       The following exhibits are filed as part of this report:

         Exhibit 10.1      Joint Venture Agreement, dated April 18, 2000

         Exhibit 10.2 Operating System Master License Agreement, dated April 18, 2000

         Exhibit 10.3      Services Agreement entered into with
                           ForSomeoneSpecial.com, Inc., dated June 1, 2000

         Exhibit 27        Financial Data Schedule

b)       Reports on Form 8 - K
         None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMmedia.com Inc.

August 12, 2000

By: /s/ Grant M. Petersen
Grant M. Petersen
Chairman and CEO

By: /s/ Steve Tatone
Steve Tatone
Vice President, Finance

                                 EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION
-----------                -----------
       10.1                Joint Venture Agreement, dated April 18, 2000

       10.2                Operating System Master License Agreement, dated April 18, 2000

       10.3                Services Agreement entered into with ForSomeoneSpecial.com, Inc., dated June 1, 2000

       27                  Financial Data Schedule