Form 10QSB
period 2000-09-30
SUMMEDIA COM INC
filed 2000-12-11
CIK 870751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On September 30, 2000, the registrant had 19,632,351 shares of $0.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                                                        Page

PART I: FINANCIAL INFORMATION

      Item 1 -   Consolidated Financial Statements                        2
                 Consolidated Balance Sheets                              2
                 Consolidated Statements of Operations                    3
                 Consolidated Statements of Changes in
                 Shareholders' Equity (Deficit)                           4
                 Consolidated Statements of Cash Flows                    6
                 Notes to Consolidated Financial Statements               7

      Item 2 -   Plan of Operations                                      13

PART II: OTHER INFORMATION

      Item 1 -   Legal Proceedings                                       17

      Item 2 -   Changes in Securities                                   18

      Item 3 -   Defaults upon Senior Securities                         21

      Item 4 -   Submission of Matters to a Vote of Security Holders     21

      Item 5 -   Other Information                                       21

      Item 6 -   Exhibits and Reports on Form 8 - K                      21

      Signatures                                                         22

PART I: FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

SUMMEDIA.COM INC.
(FORMERLY RELIANCE RESOURCES INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN U.S. DOLLARS)

                                                         SEPTEMBER 30, 2000  DECEMBER 31, 1999
                                                         ------------------  -----------------
                                                             (unaudited)         (audited)
Assets
Current Assets
   Cash and cash equivalents                              $        196,682    $      2,108,167
   Accounts receivable                                             164,194              65,830
   Sales tax recoverable                                            45,151             173,519
   Prepaid expenses                                                145,160             231,460
                                                          ----------------    ----------------
Total Current Assets                                               551,187           2,578,976

Property and equipment, net of accumulated amortization          4,339,017           1,840,821
Goodwill, net of accumulated amortization                        8,258,670          11,616,052
Other Assets                                                       291,371              74,359
                                                          ----------------    ----------------
                                                          $     13,440,245    $     16,110,208
                                                          ================    ================
Liabilities

Current Liabilities
   Accounts payable and accrued liabilities               $      5,703,705    $      1,407,212
   Deferred revenue                                                183,482             104,012
   Current portion of obligation under capital lease               381,093              13,318
    Short term loans                                             1,235,826                  --
   Due to related parties                                           90,507              56,436
                                                          ----------------    ----------------
Total Current Liabilities                                        7,594,613           1,580,978

Obligation under capital lease                                     572,559              58,939
                                                          ----------------    ----------------
                                                                 8,167,172           1,639,917
                                                          ----------------    ----------------

Stockholders' Equity

Capital Stock
Authorized 1,000,000 preferred shares, $0.01 par value
      65,500,000 common shares, $0.01 par value
Issued 19,632,351 (1999 - 16,142,000) common shares                196,323             161,420
Additional paid-in capital                                      31,095,911          20,859,829
Warrants issued in connection with private placements            5,366,866           2,552,751
Share subscriptions                                                     --            (125,000)
Deficit accumulated during the development stage               (31,450,088)         (8,959,271)
Accumulated other comprehensive income                              64,061             (19,438)
                                                          ----------------    ----------------
                                                                 5,273,073          14,470,291
                                                          ----------------    ----------------
                                                          $     13,440,245    $     16,110,208
                                                          ================    ================

The accompanying notes are an integral part of these consolidated financial statements.

SUMMEDIA.COM INC.
(FORMERLY RELIANCE RESOURCES INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN U.S. DOLLARS)
(UNAUDITED)

                                                                                                          PERIOD FROM
                                                                                                       DECEMBER 7, 1990
                                                                                                           (DATE OF
                                           FOR THE THREE MONTHS          FOR THE NINE MONTHS ENDED     INCORPORATION) TO
                                           ENDED SEPTEMBER 30,                 SEPTEMBER 30,             SEPTEMBER 30,
                                       -----------------------------   -----------------------------   -----------------
                                           2000            1999            2000            1999              2000
                                       -------------   -------------   -------------   -------------   -----------------
Revenue                                $     135,844   $      40,361   $   1,042,054   $      40,361   $       1,174,105

Cost of Revenues                              47,668          32,242         437,163          32,242             555,103
                                       -------------   -------------   -------------   -------------   -----------------
Gross Profit                                  88,176           8,119         604,891           8,119             619,002
                                       -------------   -------------   -------------   -------------   -----------------

Operating Expenses

    General and administrative             1,721,175         915,340       7,132,516         919,840           9,597,925
       - Stock-based compensation                 --       2,500,000         653,014       2,500,000           3,153,014
    Marketing                              1,794,051         539,624       7,951,555         539,624           9,379,104
     Marketing - loss from sale of
        prepaid advertising services       2,318,800              --       2,318,800              --           2,318,800
    Amortization of goodwill               1,127,296         673,927       3,357,382         673,927           5,158,605
    Amortization of property and
    equipment                                630,866          23,082       1,228,014          23,082           1,325,432
                                       -------------   -------------   -------------   -------------   -----------------
    Research and development                 135,690          44,184         290,906          44,184             387,919
                                       -------------   -------------   -------------   -------------   -----------------
                                           7,727,878       4,696,157      22,932,187       4,700,657          31,320,799
                                       -------------   -------------   -------------   -------------   -----------------

Loss from operations                      (7,639,702)     (4,688,038)    (22,327,296)     (4,692,538)        (30,701,797)

Share of loss from equity
   accounted investment                      (72,656)             --        (163,522)             --            (163,522)
                                       -------------   -------------   -------------   -------------   -----------------
Loss for the period                    $  (7,712,358)  $  (4,688,038)  $ (22,490,818)  $  (4,692,538)  $     (30,865,319)
                                       =============   =============   =============   =============   =================

Basic and fully diluted loss per
    share                                      (0.40)          (0.40)          (1.22)          (0.11)
                                       =============   =============   =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

SUMMEDIA.COM INC.
(FORMERLY RELIANCE RESOURCES INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
(EXPRESSED IN U.S. DOLLARS)
(UNAUDITED)

                           COMMON STOCK                           WARRANTS ISSUED WITH
                                                                  PRIVATE PLACEMENTS
                                                                                                        ACCUMULATED      TOTAL
                                                    ADDITIONAL                                             OTHER      SHAREHOLDER'S
                             SHARES      AMOUNT      PAID IN     WARRANTS     AMOUNT       DEFICIT     COMPREHENSIVE     EQUITY
                                                     CAPITAL                                               INCOME       (DEFICIT)
                                           $            $                       $             $               $             $
BALANCE-DEC. 31, 1999       16,142,000    161,420    20,734,829  3,311,900   $2,552,751   $ (8,959,271)      $(19,438)  $14,470,291
Private placement #8 of
  308,000 units
  (consisting of one
  common share and one
  warrant)in January
  2000 for $3.25 per unit      308,000      3,080       622,155    308,000      249,100              -              -       874,335
Private placement #9 of
  1,000,000 units
  (consisting of one
  common share and one
  warrant) in January
  2000 for $4 per unit       1,000,000     10,000     2,481,953  1,000,000    1,080,172              -              -     4,000,000
Private placement #10 of
  700,000 units
  (consisting of one
  common share and one
  warrant) in February
  2000 for $5.25 per unit      700,000      7,000     2,703,710    700,000      964,290              -              -     3,247,125
Option exercise for
  159,900 shares at $3
  per share in January
  2000                         159,900      1,599       478,101          -            -              -              -       479,700
Private placement #14 of
  50,000 units
  (consisting of one
  common share and one
  warrant) in March 2000
  for $6 per unit               50,000        500       235,479     50,000       64,021              -              -       300,000
Stock-based compensation         3,000         30        21,720          -            -              -              -        21,750
Stock-based compensation           500          5         3,558          -            -              -              -         3,563
Stock-based compensation             -          -       635,312          -            -              -              -       635,312
Option exercise for
  24,000 shares at
  $3.125 per share in
  May 2000                      24,000        240        74,760          -            -              -              -        75,000
Shares  issued to third
  party for finders fee
  and legal and
  consulting services in
  June 2000                    510,000      5,100     1,779,900          -            -              -              -     1,785,000
Payment of subscription
  receivable on Private
  Placement #4                       -          -       125,000          -            -              -              -       125,000
Finders fee on Private
  Placement #5                       -          -       (14,375)          -            -              -              -      (14,375)
Private placement #13 of
  20,000 units
  (consisting of one
  common share and one
  warrant) in June 2000
  for $5.25 per unit            20,000        200        94,490     20,000        8,585              -              -       103,275
Option exercise for
  2,300 shares at $3.125
  per share in May 2000          2,300         23           (23)         -            -              -              -             -
Shares issued to third
  party for finders fee
  in June 2000                   5,000         50        14,325          -            -              -              -        14,375
Shares issued to third
  party for finders fee
  in June 2000                  30,840        308        88,357          -            -              -              -        88,665
Private  placement #15 of
  27,200 units
  (consisting of one
  common share and one
  warrant)  in July 2000
  for $2.50 per unit            27,200        272        45,092     27,200       22,636              -              -        68,000

                           COMMON STOCK                           WARRANTS ISSUED WITH
                                                                  PRIVATE PLACEMENTS
                                                                                                        ACCUMULATED      TOTAL
                                                    ADDITIONAL                                             OTHER      SHAREHOLDER'S
                             SHARES      AMOUNT      PAID IN     WARRANTS     AMOUNT       DEFICIT     COMPREHENSIVE     EQUITY
                                                     CAPITAL                                               INCOME       (DEFICIT)
                                           $            $                       $             $               $             $
Private  placement #16 of
  *70,000 units
  (consisting of one
  common share and one
  warrant) in July 2000
  for $2.50 per unit            70,000        700       116,044     70,000       58,256              -              -       175,000
Private  placement #17 of
  *28,000 units
  (consisting of one
  common share and one
  warrant) in July 2000
  for $2.50 per unit            28,000        280        41,827     28,000       27,893              -              -        70,000
Private  placement #18 of
  *32,500 units
  (consisting of one
  common share and one
  warrant) in July 2000
  for $2.25 per unit            32,500        325        44,753     32,500       28,047              -              -        73,125
Private  placement #19 of
  *25,000 units
  (consisting of one
  common share and one
  warrant) in July 2000
  for $2.00 per unit            25,000        250        32,277     25,000       17,473              -              -        50,000
Private placement #20 of
  31,111 units
  (consisting of one
  common share and one
  warrant) in August
  2000 for $2.25 per
  unit                          31,111        311        41,618     31,111       28,071              -              -        70,000
Private  placement #21 of
  200,000 units
  (consisting of one
  common share and one
  warrant) in August
  2000 for $2 per unit         200,000      2,000       296,888    200,000      101,112              -              -       400,000
Private placement #22 of
  20,000 units
  (consisting of one
  common share and one
  warrant) in August
  2000 for $2 per unit          20,000        200        29,850     20,000        9,950              -              -        40,000
Private placement #23 of
  20,000 units
  (consisting of one
  common share and one
  warrant) in August
  2000 for $2.50 per unit       20,000        200        33,835     20,000       15,965              -              -        50,000
Private placement #24 of
  20,000 units
  (consisting of one
  common share and one
  warrant) in August
  2000 for $2.50 per unit       20,000        200        33,835     20,000       15,965              -              -        50,000
Private placement #25 of
  24,000 units
  (consisting of one
  common share and one
  warrant) in August
  2000 for $2.50 per unit       24,000        240        38,053     24,000       21,707              -              -        60,000
Private placement #26 of
  29,000 units
  (consisting of one
  common share and one
  warrant) in August
  2000 for $2.25 per unit       29,000        290        39,369     29,000       25,591              -              -        65,250
Private placement #27 of
  150,000 units
  (consisting of one
  common share and one
  warrant) in September
  2000 for $2 per unit         150,000      1,500       223,219    150,000       75,281              -              -       300,000
Foreign currency
  translation adjustment             -          -             -          -            -              -         83,499        83,499
Loss for the period                  -          -             -          -            -    (22,490,818)             -   (22,490,818)
                          ----------------------------------------------------------------------------------------------------------
Total comprehensive                  -          -             -          -            -              -              -   (22,407,319)
  income
                          ----------------------------------------------------------------------------------------------------------
BALANCE -  SEPTEMBER 30,    19,632,351    196,323    31,095,911  6,066,711   $5,366,866  $(31,450,089)        $64,061    $5,273,073
  2000
                          ==========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

SUMMEDIA.COM INC.
(FORMERLY RELIANCE RESOURCES INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN U.S. DOLLARS)
(UNAUDITED)

                                                                                                           PERIOD FROM
                                                                                                        DECEMBER 7, 1990
                                                                                                            (DATE OF
                                                                         NINE MONTHS ENDED              INCORPORATION) TO
                                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                              --------------------------------------    -----------------
                                                                           2000                 1999                 2000
Cash Flows From Operating Activities
   Loss for the period                                        $     (22,490,818)   $      (4,692,538)   $     (30,865,319)
   Adjustments to reconcile loss for the period to net cash
   used in operating activities
     Stock based compensation                                           653,014            2,500,000            3,153,014
     Amortization of property and equipment and goodwill              4,585,396              697,009            6,484,037
     Share of loss from equity accounted investment                     163,522                   --              163,522
     Common stock issued for payment of consulting fees               1,172,400                   --            1,172,400
     Common stock issued for payment of legal fees                      100,000                   --              100,000
   Changes in non-cash working capital items
     Accounts receivable                                               (103,162)              (2,883)            (164,835)
     Sales tax recoverable                                              124,021              (41,550)             (20,567)
     Prepaid expenses                                                    78,682              (23,051)            (144,546)
     Accounts payable and accrued liabilities                         4,446,060              350,086            5,739,268
     Deferred revenue                                                    85,425              (13,503)              60,326
                                                              -----------------    -----------------    -----------------
                                                                    (11,185,460)          (1,226,430)         (14,322,700)
                                                              -----------------    -----------------    -----------------

Cash flows from (used in) financing activities
   Proceeds from issuance of common shares                           11,232,075            2,000,000           18,596,305
   Due to related parties                                                34,071             (505,834)            (707,029)
   Repayments of capital lease obligations                              (91,988)              (1,999)             (97,054)
    Proceeds from Sales Leaseback                                       417,689                   --              417,689
    Proceeds from short term loans                                    1,235,826                   --            1,235,826
                                                              -----------------    -----------------    -----------------
                                                                     12,827,673            1,492,167           19,445,737
                                                              -----------------    -----------------    -----------------

Cash flows from (used in) investing activities
   Purchase of property and equipment                                (3,198,413)            (128,831)          (4,756,430)
   Other assets                                                        (335,534)             (12,540)            (330,820)
   Cash acquired on acquisition of SUM Media Corp.                           --              212,591              212,591
                                                              -----------------    -----------------    -----------------
                                                                     (3,533,947)              71,220           (4,874,659)
                                                              -----------------    -----------------    -----------------

Foreign exchange effect on cash                                         (19,751)             (10,327)             (51,696)
                                                              -----------------    -----------------    -----------------

Net increase in cash and cash equivalents                            (1,911,485)             326,630              196,682

Cash and cash equivalents at beginning of period                      2,108,167                   --                   --
                                                              -----------------    -----------------    -----------------

Cash and cash equivalents at end of period                    $         196,682    $         326,630    $         196,682
                                                              =================    =================    =================

The accompanying notes are an integral part of these consolidated financial statements.

                          SUMmedia.com Inc. - Form 10 - QSB (September 30, 2000)
--------------------------------------------------------------------------------

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

GOING CONCERN

The company has experienced recurring net losses of $22,490,818 for the nine months ended September 30, 2000 and $8,314,771 for the year ended December 31, 1999. The company has not been able to generate significant revenues from its current business model. The company has a net working capital deficiency of $7,043,426 and only $196,682 of cash available as at September 30, 2000. During the three months ended September 30, 2000, in efforts to raise funds for operations, the company entered into a sale leaseback transaction and the company returned to a vendor advertising credits at a discounted price. Subsequent to September 30, 2000, the company pledged as collateral a secondary charge over all present and future property, assets, rights and undertakings of the company related to amounts owed to a certain major supplier. Further, the company is actively pursuing additional funding to continue its current operations. These current conditions have and are significantly affecting the company's operations and liquidity. These matters raise substantial doubt about the company's ability to continue as a going concern. The company's continued existence is dependent upon several factors including the company's ability to generate revenues and obtain additional funding.

In addition to the activities noted above and reducing discretionary spending, the company is discussing with other parties, business opportunities to further develop their ecoupon business. These discussions are at a preliminary stage and there are no assurances that the company will be successful in consummating these opportunities. During the current quarter, the company will be forced to make difficult decisions regarding the future direction and funding of the company. The company has retained financial and legal advisors who are reviewing financial alternatives available to the company, including a possible financial reorganization.

The accompanying consolidated financial statements were prepared on the basis of accounting principles applicable to a going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. The financial statements do not include any adjustment relating to the recoverability of assets or settlement of liabilities that might be necessary should the Company be unable to continue as a going concern.

In addition, due to the significant uncertainties regarding the company's ability to generate adequate future cash flows from operations, the company has assessed that there are preliminary indications of impairment of its long-lived

                          SUMmedia.com Inc. - Form 10 - QSB (September 30, 2000)
--------------------------------------------------------------------------------

assets including software, computer and office equipment, leased automobiles, goodwill and its investment in a joint venture with Golden Net Limited and Party Assets Limited. Under such circumstances, generally accepted accounting principles require that the company estimate the expected future cash flows to result from the use of the asset and its eventual disposal. If the expected future cash flows are less than the net carrying amount of the long-lived assets, an impairment loss is to be recognized. Estimates of expected future cash flow are to be the best estimate based on reasonable and supportable assumptions and projections. Management has not yet been able to arrive at its best estimate. Given the current conditions, it is reasonably possible that the company will not be able to recover the carrying amount of these assets from operations in the near term. As a result, the carrying amount of long-lived assets may be reduced materially in the near term as follows:

Property Plant and Equipment
- computer and office equipment and leased automobile written down to approximately 40% of carrying value
- software written down to nil

Goodwill
- written down to nil

Investment in joint venture
-   written down to nil

Additional write-downs of other categories of assets may also result in the near term. These consolidated financial statements do not give effect to any such adjustments.

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

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the company in accordance with generally accepted accounting principles for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the company's management, the unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as at September 30, 2000 and the results of operations for the three and nine month periods ended September 30, 2000 and 1999. The results of operations for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the company's Form 10-KSB for the year ended December 31, 1999.

The consolidated financial statements include the accounts of SUMmedia.com Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation. Investments in entities in which the company can exercise significant influence, but less than majority-owned and not otherwise controlled by the company, are accounted for using the equity method.

PREPAID EXPENSES

Prepaid expenses related primarily to advertising services to be provided in fiscal 2000 and paid for in advance. These prepaid advertising services are being recorded into expenses based on the fair value of the advertising services consumed by the company. During the three month period ended September 30, 2000, the company sold $2.55 million of the prepaid advertising services back to the original vendor for $490,000. At September 30, 2000, the company also wrote down the remaining $250,470 of prepaid advertising services to $45,085 to reflect the fair market value of such services based on the transaction entered into during the quarter. The resulting loss of $2,318,800 has been recorded in Marketing - loss from sale of prepaid advertising services.

                          SUMmedia.com Inc. - Form 10 - QSB (September 30, 2000)
--------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT

                                           SEPTEMBER 30,   DECEMBER 31,
                                               2000            1999
                                                 $               $
                                           -------------   -------------
        Software                               2,861,420       1,251,266
        Computer equipment                     1,129,848         417,152
        Leased computer equipment                899,630              --
        Leased automobile                        206,320         107,107
        Office equipment                         115,320          63,130
        Furniture and fixtures                   207,427          54,113
        Leasehold improvements                   229,101          66,546
                                           -------------   -------------
        Property and equipment - at cost       5,649,286       1,959,314
        Accumulated Depreciation               1,310,269         118,493
                                           -------------   -------------
        Property and equipment - net           4,339,017       1,840,821
                                           =============   =============

JOINT VENTURE

During April 2000, the company entered into a joint venture agreement with Golden Net Limited and Party Assets Limited whereby SUMmedia.com.Asia Limited, a Hong Kong subsidiary of the company, was formed to establish and manage, in Asia, an Asian version of the savingumoney.com website and to offer all other related business services. Pursuant to the terms of the joint venture agreement, the company entered into a license agreement with SUMmedia.com.Asia Limited whereby SUMmedia.com.Asia Limited was granted an exclusive license to distribute the company's products in Asia. The company's ownership interest in the joint venture is 45%. The investment is accounted for using the equity method and the company's share of the net loss for the three and nine months ended September 30, 2000 were $72,656 and $163,522, respectively. At September 30, 2000, the carrying value of the investment was $199,350 and is recorded in other assets.

SHORT-TERM LOANS                                  SEPTEMBER 30,
                                                      2000
                                                        $
                                                  ------------
Demand Loan                                          1,000,000
Other                                                  235,826
                                                  ------------
                                                     1,235,826
                                                  ============

The demand loan is from an unrelated third party, has no specific terms of repayment, bears interest at prime plus 2%, is unsecured, and is repayable on demand.

The other short-term loan is from an unrelated third party, has no specific terms of repayment, bears no interest and is unsecured.

COMMITMENTS

     a) The company has the following commitments for the rental of office premises under the terms of operating leases:

                                                   $
                                             -----------
      2000                                       119,000
      2001                                       446,000
      2002                                       433,000
      2003                                       426,000
      2004                                       405,000
                                             -----------
                                               1,829,000
                                             ===========

                          SUMmedia.com Inc. - Form 10 - QSB (September 30, 2000)
--------------------------------------------------------------------------------

     b) The company has the following lease commitments for computer equipment and automobiles under the terms of capital leases:

                                           SEPTEMBER 30,     DECEMBER 31,
                                               2000              1999
                                                 $                 $
                                           -------------     ------------
        2000                                      21,101           19,114
        2001                                     638,690           19,114
        2002                                     387,578           19,114
        2003                                      46,134           29,650
        2004                                      23,582               --
                                           -------------     ------------
                                               1,117,085           86,992
        Amount representing interest            (163,433)         (14,735)
                                           -------------     ------------
                                                 953,652           72,257
        Less: Current portion                   (381,093)         (13,318)
                                           -------------     ------------
                                                 572,559           58,939
                                           =============     ============

During August 2000, the Company entered into a lease agreement with Hewlett-Packard (Canada) Ltd. whereby the Company obtained lease financing in the amount of $1,040,000 including a sale leaseback of previously purchased equipment in the amount of $420,000. Under the terms of the lease agreement, the leases are repayable over a period of two years and are secured by a general security agreement which creates a first priority charge over all present and future property, assets, rights and undertakings of the Company. On the sale leaseback transaction, the Company recorded a gain of $70,000. This gain has been deferred and recorded in fixed assets and is being amortized into income over the term of the lease.

COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and foreign currency translation adjustments. Comprehensive loss was $7,557,354 and $4,709,766 for the three-month periods ended September 30, 2000 and 1999, respectively and $22,407,319 and $4,714,266 for the nine-month periods ended September 30, 2000 and 1999, respectively.

SEGMENT INFORMATION

The company identifies its operating segments based on business activities, management responsibility and geographical location. During the nine months ended September 30, 2000, the company operated within three operating segments (online couponing services, website design and online advertising), and operated in two geographic areas (Canada and the United States). Substantially all the company's assets are located in Canada and substantially all of its revenues were earned in Canada.

                          Consolidated                Online Couponing               Website Design          Online Advertising
                   --------------------------    --------------------------     ------------------------    ------------------------
                    Sept 30,         Dec 31,       Sept 30,        Dec 31,       Sept 30,      Dec 31,        Sept 30,      Dec 31,
                      2000            1999           2000           1999           2000         1999            2000         1999
                        $               $              $              $              $            $              $            $
                   -----------     ----------    -----------     ----------     ----------   -----------    -----------   ----------
Revenue              1,042,054        132,051        169,326         96,398        748,208        23,769       124,520        11,884
Operating income
(loss)             (17,741,900)    (6,416,130)   (18,220,229)    (6,439,221)       378,468        13,317        99,861         9,774
Goodwill amort       3,357,382      1,801,223      3,357,382      1,801,223             --            --            --            --
Amortization of
capital assets       1,228,014         97,418      1,207,389         90,543          3,750         1,250        16,875         5,625
Share of loss
from equity
accounted
investment             163,522             --        163,522             --             --            --            --            --
Net loss           (22,490,818)    (8,314,771)   (22,948,522)    (8,330,987)       374,718        12,067        82,986         4,149
Assets              13,440,245     16,110,208     13,412,745     16,062,083          5,000         8,750        22,500        39,375

                          SUMmedia.com Inc. - Form 10 - QSB (September 30, 2000)
--------------------------------------------------------------------------------

CAPITAL STOCK

PRIVATE PLACEMENTS                                              ISSUE       CASH PROCEEDS        WARRANT
                                                              PRICE PER       AND SHARE          EXERCISE         WARRANT
                              COMMON                             UNIT       SUBSCRIPTIONS          PRICE        EXPIRY FROM
    DATE OF ISSUANCE          SHARES         WARRANTS             $               $                  $         ISSUANCE DATE
------------------------   ----------      -----------        ---------    --------------        --------      -------------
          January 2000        159,900               --         3.00 (a)           479,700              --                 --
          January 2000        308,000          308,000         3.25 (b)         1,001,000            4.25          12 months
          January 2000            500               --           -- (c)                --              --                 --
          January 2000      1,000,000        1,000,000         4.00             4,000,000            6.00          12 months
          February 2000       700,000          700,000         5.25 (d)         3,675,000            7.00          12 months
          March 2000           50,000           50,000         6.00               300,000            8.50          12 months
          March 2000            3,000               --           -- (c)                --              --                 --
          May 2000             24,000               --         3.13 (a)            75,000              --                 --
          May 2000              2,300               --           -- (e)                --              --                 --
          June 2000           510,000               --           -- (f)                --              --                 --
          June 2000             5,000               --           -- (g)                --              --                 --
          June 2000            30,840               --           -- (g)                --              --                 --
          June 2000            20,000           20,000         5.25 (h)           105,000            7.00          12 months
          July 2000            27,200           27,200         2.50                68,000            3.50          12 months
          July 2000            70,000           70,000         2.50               175,000            3.50          12 months
          July 2000            28,000           28,000         2.50                70,000            3.50          12 months
          July 2000            32,500           32,500         2.25                73,125            3.25          12 months
          July 2000            25,000           25,000         2.00                50,000            3.00          12 months
          August 2000          31,111           31,111         2.25                70,000            3.25          12 months
          August 2000         200,000          200,000         2.00               400,000            3.00          12 months
          August 2000          20,000           20,000         2.00                40,000            3.00          12 months
          August 2000          20,000           20,000         2.50                50,000            3.50          12 months
          August 2000          20,000           20,000         2.50                50,000            3.50          12 months
          August 2000          24,000           24,000         2.50                60,000            3.50          12 months
          August 2000          29,000           29,000         2.25                65,250            3.25          12 months
          September 2000      150,000          150,000         2.00               300,000            2.75          12 months

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

WARRANTS

                                                                 VALUE ASSIGNED
                            NUMBER OF        EXERCISE PRICE      PER WARRANT (1)
    EXPIRY DATE           COMMON SHARES             $                   $
   -------------          -------------      --------------      ---------------
   December 2000           1,000,000               5.00               0.99
   December 2000             100,000               4.25               0.95
   December 2000             308,000               4.25               0.81
   December 2000              52,000               4.00            0.67 - 0.99
   January 2001            1,000,000               6.00               1.08
   February 2001             700,000               7.00               1.38
   March 2001                 50,000               8.50               1.28
   June 2001                  20,000               7.00               0.43
   July 2001                  25,000               3.00               0.70
   July 2001                  32,500               3.25               0.86
   July 2001                 125,200               3.50            0.83 - 1.00
   August 2001             1,220,000               3.00            0.34 - 0.51
   August 2001                60,111               3.25            0.88 - 0.90
   August 2001                64,000               3.50            0.80 - 0.90
   September 2001            150,000               2.75               0.50

For the nine months ended September 30, 2000, no warrants were exercised.

                          SUMmedia.com Inc. - Form 10 - QSB (September 30, 2000)
--------------------------------------------------------------------------------

(1) The value assigned to the warrants has been estimated using the Black-Scholes valuation model. Assumptions used in the valuation model included:

        a)  risk for interest rate of 5.9%;

        b)  expected volatility of 80%;

        c)  expected dividend yield of nil; and

        d)  the actual term to expiry.

STOCK OPTIONS

    A summary of the activity under the stock option plan is as follows:

                                                NUMBER OF       EXERCISE PRICE
                                                 COMMON           PER SHARE
                                                 SHARES               $
                                                ---------        -----------
          Balance - December 31, 1999           2,472,000        3.12 - 3.44
               Granted January 1 to Sept.
               30, 2000                         1,044,800           3.12
               Exercised January 1 to Sept.
               30, 2000                           (26,300)          3.12
               Cancelled January 1 to Sept.
               30, 2000                          (757,800)       3.12 - 3.44
                                                ---------        -----------

          Balance - September 30, 2000          2,732,700        3.12 - 3.44
                                                =========        ===========

In addition to the options issued pursuant to the stock option plan, the company issued 95,000 stock options on January 3, 2000 to three members of senior management. The options entitle the holder to purchase one share of common stock for $0.01 for a period of 10 years and fully vested on April 1, 2000.

On July 5, 2000, the company repriced 355,200 options that were issued under the 1999 stock option plan with exercise prices from $4.25 to $8.88. The new exercise price for these options is $3.12. In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", the Company is required to recognized stock based compensation related to the repriced options to the extent that the market price of the Company's shares subsequent to the repricing exceeds the revised exercise price for the options. For the three month period ended September 30, 2000, no stock based compensation has been recorded related to these repriced stock options as the market price of the Company's shares has been below the new exercise price for the repriced options from the date of the repricing to September 30, 2000.

SUPPLEMENTAL CASH FLOW INFORMATION


                                                            NINE MONTHS     NINE MONTHS    PERIOD FROM DECEMBER
                                                               ENDED           ENDED         7, 1990 (DATE OF
                                                           SEPTEMBER 30,   SEPTEMBER 30,     INCORPORATION) TO
                                                               2000            1999         SEPTEMBER 30, 2000
                                                           -------------   -------------   --------------------
Supplemental non-cash investing and financing activities
   Issuance of common shares for acquisition of SUM                   --              --             12,000,000
     Media Corp.
   Stock based compensation                                      653,014              --              3,153,014
   Issuance of common shares for finder's fee                    615,640              --                615,640
   Issuance of common shares for consulting services           1,172,400              --              1,172,400
   Issuance of common shares for legal services                  100,000              --                100,000
   Issuance of common shares for Joint Venture finder's           45,000              --                 45,000
   fee

   Capital lease obligations                                     976,527              --              1,053,850

                          SUMmedia.com Inc. - Form 10 - QSB (September 30, 2000)
--------------------------------------------------------------------------------

CONTINGENCIES

Pursuant to a Settlement Agreement dated July 25, 2000, related to a legal action against the company by a former officer and director for unfair dismissal, the company has been informed that the former officer and director has commenced a new legal action for non-performance with regards to the settlement agreement. Specifically, the former officer and director of the company is claiming that the company did not fulfill its obligation under the settlement agreement to find a placee for 200,000 restricted SUMmedia.com shares held by the former officer and director at a price equal to $4.00 per share. The former officer and director of the company is claiming damages of $800,000 and costs. The company's management believes the claim to be unfounded and expects to be successful in defending the legal action.

SUBSEQUENT EVENTS

During October 2000, the Company entered into a general security agreement with DDB Worldwide Communications Group Inc. related to outstanding accounts payable as at September 30, 2000 in the amount of $3.0 million. Under the terms of the agreement, the Company granted DDB Worldwide Communications Group Inc. a secondary charge over all present and future property, assets, rights and undertakings of the Company.

During October and November 2000, as part of a plan to restructure its operations, the Company closed its corporate offices in Toronto, Calgary, Atlanta and Seattle. In conjunction with the closing of these offices and a reduction of staffing levels in Vancouver, a total of 62 employees were laid off.

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

CASH REQUIREMENTS

The company has not yet generated significant revenues, has no assurance of future profitability and has generated losses from operations since inception. These factors raise concerns about the company's ability to continue as a going concern. To address these issues, management is continuing to aggressively pursue additional financings. Management plans to continue to pursue additional financings to fund operations until it is able to generate significant revenues and profits from its business operations. During the three months ended September 30, 2000, in an effort to raise funds for operations, the company entered into a sale leaseback transaction and the company sold previously purchased advertising credits to the original vendor at a significantly reduced price. In addition, subsequent to September 30, 2000, the company pledged as collateral a secondary charge over all present and future property, assets, rights and undertakings of the company related to $3.0 million owed to a certain major supplier.

SUMmedia.com's existing cash and cash sources will not be sufficient to fund its losses from operations, its capital expenditures and other obligations. If SUMmedia.com is not able to generate sufficient cash flow from operations or to raise additional capital through financings, in sufficient amounts, and on terms acceptable to SUMmedia.com, its business, financial condition and operating results will be materially adversely affected. The company's current financial condition has significantly affected the company's operation and liquidity and continues to do so.

                          SUMmedia.com Inc. - Form 10 - QSB (September 30, 2000)
--------------------------------------------------------------------------------

EMPLOYEES

As of September 30, 2000, SUMmedia.com had 118 employees (including 67 in Vancouver, British Columbia, 17 in Toronto, Ontario, 15 in Atlanta, Georgia, 14 in Seattle, Washington and 5 in Calgary, Alberta. At December 31, 1999, SUMmedia.com had 89 employees.

RESULTS OF OPERATIONS

SUMmedia.com commenced operations as an Internet media and marketing company on August 6, 1999 with its purchase of all the issued and outstanding shares of SUM Media Corp. From inception (December 7, 1990) to August 6, 1999, SUMmedia.com was an inactive "shell" with no operations or revenues; it had an accumulated deficit of $644,500, comprised mainly of general and administrative costs (legal, audit, etc.). As a result, comparative figures for the three and nine month periods ended September 30, 1999 are not meaningful and are, therefore, not included in this discussion.

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

During the quarter ended September 30, 2000, SUMmedia.com announced a new strategic focus where the company would become an application service provider. Under this new direction, SUMmedia.com will market its eCoupon services under the "SUMsolutions" (TM) banner to businesses that want to increase their ability to target and reach new customers and to improve existing customer relationships. The SUMsolutions (TM) product will allow businesses to extend SUMmedia.com internet-based marketing tools, such as web sites and web-based and wireless coupons, to their customers. For the quarter ended September 30, 2000, SUMmedia.com has not recorded any SUMsolutions (TM) product revenues.

SUMmedia.com incurred a loss of $7.7 million for the three months ended September 30, 2000 and a loss of $22.5 million for the nine months ended September 30, 2000, due primarily to operating expenses and marketing and branding development. Non-cash charges included in the losses for the three and nine months ended September 30, 2000 were $4.1 million and $8.9 million, respectively, and related to stock based compensation, non-cash consulting and legal fees, amortization of property and equipment, amortization of goodwill and a loss from the sale of prepaid advertising. Excluding the non-cash charges, SUMmedia.com incurred a loss of $3.6 million for the three months ended September 30, 2000 and a loss of $13.6 million for the nine months ended September 30, 2000

Revenues for the nine months ended September 30, 2000 were approximately $1.0 million. Revenues for the three months ended September 30, 2000 were approximately $135,000. Revenues from web site development contracts accounted for 68% and 17% of total revenues for the nine months and three months ended September 30, 2000, respectively. These web site development revenues relate to amounts earned by the company for business consulting and development work related to customers websites. The company records web site development revenues using the percentage of completion method. For the nine months ended September 30, 2000, web site development revenues relate primarily to work done on two large contracts which accounted for 90% of the revenues earned from this revenue source.

Coupon revenues form the next largest component of revenue for the nine months ended September 30, 2000, comprising 16% of total revenues earned during this period. For the three months ended September 30, 2000, coupons accounted for 45% of total revenues. Coupon revenues are earned by the company for each month that SUMmedia.com coupons are posted on the savingumoney.com website.

Additional revenues derived from online advertising on SUMmedia.com's website were earned by the company for each month that a customer's banner ads were posted on a SUMmedia.com website. Online advertising accounted for 12% and 38% of total revenues for the nine months and three months ended September 30, 2000,

                          SUMmedia.com Inc. - Form 10 - QSB (September 30, 2000)
--------------------------------------------------------------------------------

respectively. The remainder of SUMmedia.com's revenues were derived from the resale of computer equipment and software which accounted for 4% and 0% of total revenues for the nine months and three months ended September 30, 2000, respectively. The company records only the net profit received from the resale of computer equipment and software as revenue. At the 1999 year end, the company stopped selling regional exclusive rights to market the company's products in predefined geographical areas. Revenues for the year ended December 31, 1999 were $132,000.

During the nine months ended September 30, 2000, SUMmedia.com incurred $7.1 million on various general and administration costs. General and administration costs for the three months ended September 30, 2000 were $1.7 million. The amount spent on general and administration declined during the quarter ended September 30, 2000, as management continued to focus on reducing operating costs. A large component of general and administration expenses for the nine months ended September 30, 2000 are the cost attributed to the shares issued in respect of the various consulting services in the amount of $1.2 million ($0 for the three months ended September 30, 2000). Also included in general and administration costs are salaries and benefits of $2.2 million for the nine months ended September 30, 2000 and $730,000 for the three months ended September 30, 2000 related to management, administration and information technology employees. At September 30, 2000, there were approximately 25 executive management and administrative personnel and approximately 35 information technology employees. General and administration also includes $200,000 for the three and nine months ended September 30, 2000 related to severance for senior management including John Veltheer, President, David Lewis, Chief Financial Officer and Secretary, and Al Szajman, Vice President of Marketing. The company also incurred $1.4 million and $550,000 for the nine months and three months ended September 30, 2000, respectively, related to office operations consisting primarily of rent, telecommunication costs, information and infrastructure IT support costs and office administration costs including supplies, office equipment rentals, training, subscriptions, printing and couriers. Another significant expenditure for the nine months ended September 30, 2000 was travel expenses associated with trips to the United States, Australia, Europe and Asia to solidify previous contacts, develop new relationships, install various operational systems and technology, secure additional financing and identify additional business partners for SUMmedia.com at a cost of approximately $570,000. For the three months ended September 30, 2000, expenditures related to travel were reduced as management focused on working with opportunities in the North American market resulting in expenditures of $20,000. Also included in general and administration expenses are accounting and legal fees of $640,000 and $160,000 for the nine and three months ended September 30, 2000, respectively, related primarily to the completion of the company's 10-SB registration statement in the first quarter of 2000, ongoing SEC reporting including 10-QSB, 8-K and proxy reports, filing of patents and trademarks, the development of business contracts, the analysis of corporate structure and the planning of business expansion. Continuing costs in the area of investor and public relations added $330,000 to general and administration expenses for the nine months ended September 30, 2000 and $45,000 for the three months ended September 30, 2000. In the quarter ended September 30, 2000, management has focused on reducing the use of outside investor and public relations consultants and has moved these efforts to in-house staff to reduce costs in this area. For the nine months ended September 30, 2000, the company incurred $520,000 related to information technology consultants. These consultants were engaged to assist in the reconfiguring of SUMmedia.com's network, arrange wide area networks, arrange SUMmedia.com's server co-location facilities, assist in deploying SUMmedia.com's branches worldwide and provide technical support. For the three months ended September 30, 2000, the company incurred minimal costs in this area. General and administration costs for the year ended December 31, 1999 were $2.4 million.

Research and development costs amounted to $290,000 and $135,000 for the nine months and three months ended September 30, 2000, respectively. Research and development costs were primarily comprised of payments to outside contractors and expenses related to engineering design work and testing of SUMmedia.com's technology. Product development expenses are expected to increase to approximately $2 million, primarily due to the payment of consulting fees and salaries related to the development of new eCoupon delivery technologies. Research and development costs for the year ended December 31, 1999 were $97,000.

During the nine months ended September 30, 2000, SUMmedia.com incurred $8.0 million on various sales and marketing costs. For the three months ended September 30, 2000, the sales and marketing costs amounted to $1.8 million. Sales and marketing costs include salaries and benefits of $1.7 million for the nine months ended September 30, 2000 and $0.5 million for the three months ended September 30, 2000. At September 30, 2000, there were approximately 58 sales and marketing employees. The remainder of the sales and marketing costs relate primarily to promotional activities including advertising through radio, newspapers, television, and tradeshows. During the first six months of 2000,

                          SUMmedia.com Inc. - Form 10 - QSB (September 30, 2000)
--------------------------------------------------------------------------------

SUMmedia.com intensified its North American branding efforts for the savingumoney.com brand. Significant branding efforts rolled out in the first six months included the launch and sustaining program of the company's television advertising campaign in Canada and a major media launch and sustaining program directed at the Seattle market which coincided with the company's launch of its Seattle office. During the quarter ended September 30, 2000, consistent with managements focus on reducing operating costs and the shift in focus to the application service provider model, the company reduced its marketing efforts. Total marketing costs related to promotional activities for the quarter ended September 30, 2000 amounted to $1.3 million. Of the $1.3 million spent on promotional activities during the quarter ended September 30, 2000, $0.6 million related to the use of SUMmedia.com's prepaid advertising services; included in sales and marketing expenses for the nine months ended September 30, 2000, is $1.1 million related to the use of these prepaid advertising services. Sales and marketing costs for the year ended December 31, 1999 were $1.4 million. Also, during the three month period ended September 30, 2000, the company recorded a loss of $2,318,800 in Marketing - loss from sale of prepaid advertising services. This loss resulted from the sale of $2.55 million of prepaid advertising services back to the original vendor for $490,000 and a write down of the remaining $250,470 of prepaid advertising services to $45,085 to reflect the fair market value of such services based on the transactions entered into during the quarter.

Stock based compensation of $653,000 was recorded for the nine months ended September 30, 2000 ($ nil in the three months ended September 30, 2000). This amount relates primarily to options issued to certain senior executives.

Amortization expense related to property and equipment was $1.2 million for the nine months ended September 30, 2000, during which period SUMmedia.com purchased computers, office equipment, furniture and fixtures and software at a total cost of $3.2 million. Amortization expense related to goodwill on the purchase of SUM Media Corp. was $3.4 million for the nine months ended September 30, 2000. Amortization expenses related to property and equipment and goodwill were $97,000 and $1.8 million, respectively, for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, SUMmedia.com had approximately $0.2 million in cash, a working capital deficiency of $7.0 million and shareholders' equity of $5.3 million. During the quarter ended September 30, 2000, in order to raise funds for operations, the Company sold prepaid advertising at a loss and entered into a sale leaseback transaction. Subsequent to September 30, 2000, the company also entered into a security agreement with a major supplier in order to meet financial obligations. The company's current financial situation is significantly affecting the company's operations and liquidity. These matters raise substantial doubt about the company's ability to continue as a going concern. The company's continued existence is dependent upon several factors including the company's ability to generate revenues and obtain additional funding.

Net cash used in SUMmedia.com's operating activities was $11.2 million for the nine months ended September 30, 2000. Net cash flows used in operating activities consisted primarily of a loss for the nine months of $22.5 million. The loss for the nine months was offset by non-cash stock based compensation charges of $0.7 million, amortization of property and equipment and goodwill of $4.6 million, a share of the loss from an equity accounted investment of $0.2 million and non-cash consulting and legal fees of $1.2 million. The change in the company's net working capital also contributed $4.6 million to operating cash flows.

Cash flows from financing activities of $12.8 million for the nine months ended September 30, 2000 were derived primarily from $11.2 million of proceeds received from the issuance of common shares and from a $1.2 million short-term loan. The company also entered into a sales leaseback which generated $0.4 million.

Cash flows used in investing activities of $3.5 million for the nine months ended September 30, 2000 related primarily to purchases of property and equipment of $3.2 million and an investment in the Hong Kong joint venture of $0.3 million.

Because SUMmedia.com continues to incur operating losses, its working capital will continue to be depleted. In an effort to improve the company's working capital going forward, the company's management is attempting to increase revenues through its change to the ASP model and to decrease costs by reducing non-core expenditures. There can be no assurances, however, that management attempts will produce significant revenue or that cost reductions will enable the company to generate operating income.

                          SUMmedia.com Inc. - Form 10 - QSB (September 30, 2000)
--------------------------------------------------------------------------------

For the nine months ended September 30, 2000, SUMmedia.com financed its operations primarily through private sales of securities and short-term loans. Dilutive equity issuances completed during the nine months, including options granted to employees and warrants granted in private sales of securities to third party investors, will, to the extent they are exercised, improve the company's liquidity and capital resources. While the issuance of shares does raise funds to develop the company's business, the continued issuance of shares may erode the company's share price and as a result reduce the amount of capital that the company is able to raise per share.

SUMmedia.com's funding needs may vary depending upon a number of factors, including the number and nature of its business development initiatives, the progress of SUMmedia.com's research and development programs, the number and the progress and nature of its new product development and commercialization efforts and the competing technological and market developments. In the future, SUMmedia.com will need to raise substantial additional funds to continue these efforts and initiatives and to implement enterprise-wide infrastructure programs. SUMmedia.com intends to seek additional funding through public or private financing and up-front licensing fees of its technology. There can be no assurance that such funds will be available on favorable terms, if at all. If adequate funding is not available, SUMmedia.com may be required to delay, reduce or eliminate one or more of its business development, research and development and new product development and commercialization efforts. These changes may also require SUMmedia.com to seek funding on less favorable terms than it would otherwise desire.

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

U.S. TO CDN. DOLLAR           QUARTER ENDED
EXCHANGE RATES                SEPT. 30, 2000        1999              1998             1997             1996
--------------                --------------        ----              ----             ----             ----
Period-end                        1.5035           1.4433           1.5333            1.4305           1.3706
Average for the period            1.4720           1.4858           1.4831            1.3844           1.3636
Range                         1.4641-1.5070     1.4433-1.5087   1.4198-1.5685     1.3470-1.4305     1.3383-1.3747

BUSINESS OVERVIEW

SUMmedia.com is an Internet media and marketing company that provides online coupons, or eCoupons, for small businesses through its portal, savingumoney.com. SUMmedia.com's goal is to provide Internet marketing initiatives for smaller businesses lacking the expertise to exploit eCommerce opportunities. During the quarter ended September 30, 2000, SUMmedia.com announced a new strategic focus where the company would become an application service provider. Under this new direction, SUMmedia.com will market its eCoupon services under the SUMsolutions
(TM) banner to businesses that want to increase their ability to target and reach new customers and to improve existing customer relationships. The SUMsolutions (TM) product will allow business to extend SUMmedia.com internet based marketing tools, such as web sites and web-based and wireless coupons to their customers. SUMmedia.com will seek joint ventures and other collaboration with business directory publishers and similar companies which maintain a large sales force and can act as re-sellers of SUMmedia.com's products and services to their business customers.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Pursuant to a Settlement Agreement dated July 25, 2000, related to a legal action against the company by a former officer and director for unfair dismissal, the company has been informed that the former officer and director

                          SUMmedia.com Inc. - Form 10 - QSB (September 30, 2000)
--------------------------------------------------------------------------------

has commenced a new legal action for non-performance with regards to the settlement agreement. Specifically, the former officer and director of the company is claiming that the company did not fulfill its obligation under the settlement agreement to find a placee for 200,000 restricted SUMmedia.com shares held by the former officer and director at a price equal to $4.00 per share. The former officer and director of the company is claiming damages of $800,000 and costs. The company's management believes the claim to be unfounded and expects to be successful in defending the legal action.

ITEM 2 - CHANGES IN SECURITIES

All sales of unregistered securities issued by SUMmedia.com were denominated in U.S. dollars.

In July 2000, SUMmedia.com issued 27,200 units to CEDAR International Advantage Ltd. for gross cash proceeds of $68,000. Each unit consisted of one share of common stock and common stock purchase warrant. The per share price was determined by reducing the market price, at the time of the commencement of negotiations between the parties, by approximately 15% to 20% due to the illiquidity of the shares. In addition, SUMmedia.com sold warrants for nominal consideration to give the purchaser added incentive to invest and to allow the prospect of future financing. Each unit consisted of one share of common stock and one common stock purchase warrant. Each warrant is exercisable for 12 months for $3.50 for one share of common stock. Issuance of the units was made in reliance upon the exemption from registration provided by Section 4(2) of the Act. The purchaser was an accredited investor and had access to full information concerning SUMmedia.com and represented that it purchased the units for its own account and not for the purpose of distribution. The units contained a restrictive legend advising that the securities represented by the units may not be offered for sale, sold or otherwise transferred without having first being registered under the Act or pursuant to an exemption from registration under the Act. No underwriters were involved in the transaction.

In July 2000, SUMmedia.com issued 70,000 units to Valdar Enterprises Ltd. for gross cash proceeds of $175,000. Each unit consisted of one share of common stock and common stock purchase warrant. The per share price was determined by reducing the market price, at the time of the commencement of negotiations between the parties, by approximately 15% to 20% due to the illiquidity of the shares. In addition, SUMmedia.com sold warrants for nominal consideration to give the purchaser added incentive to invest and to allow the prospect of future financing. Each unit consisted of one share of common stock and one common stock purchase warrant. Each warrant is exercisable for 12 months for $3.50 for one share of common stock. Issuance of the units was made in reliance upon the exemption from registration provided by Section 4(2) of the Act. The purchaser was an accredited investor and had access to full information concerning SUMmedia.com and represented that it purchased the units for its own account and not for the purpose of distribution. The units contained a restrictive legend advising that the securities represented by the units may not be offered for sale, sold or otherwise transferred without having first being registered under the Act or pursuant to an exemption from registration under the Act. No underwriters were involved in the transaction.

In July 2000, SUMmedia.com issued 28,000 units to CEDAR International Advantage Ltd. for gross cash proceeds of $70,000. Each unit consisted of one share of common stock and common stock purchase warrant. The per share price was determined by reducing the market price, at the time of the commencement of negotiations between the parties, by approximately 15% to 20% due to the illiquidity of the shares. In addition, SUMmedia.com sold warrants for nominal consideration to give the purchaser added incentive to invest and to allow the prospect of future financing. Each unit consisted of one share of common stock and one common stock purchase warrant. Each warrant is exercisable for 12 months for $3.50 for one share of common stock. Issuance of the units was made in reliance upon the exemption from registration provided by Section 4(2) of the Act. The purchaser was an accredited investor and had access to full information concerning SUMmedia.com and represented that it purchased the units for its own account and not for the purpose of distribution. The units contained a restrictive legend advising that the securities represented by the units may not be offered for sale, sold or otherwise transferred without having first being registered under the Act or pursuant to an exemption from registration under the Act. No underwriters were involved in the transaction.

In July 2000, SUMmedia.com issued 32,500 units to Caribbean Avionics for gross cash proceeds of $73,125. Each unit consisted of one share of common stock and common stock purchase warrant. The per share price was determined by reducing

                          SUMmedia.com Inc. - Form 10 - QSB (September 30, 2000)
--------------------------------------------------------------------------------

the market price, at the time of the commencement of negotiations between the parties, by approximately 15% to 20% due to the illiquidity of the shares. In addition, SUMmedia.com sold warrants for nominal consideration to give the purchaser added incentive to invest and to allow the prospect of future financing. Each unit consisted of one share of common stock and one common stock purchase warrant. Each warrant is exercisable for 12 months for $3.25 for one share of common stock. Issuance of the units was made in reliance upon the exemption from registration provided by Section 4(2) of the Act. The purchaser was an accredited investor and had access to full information concerning SUMmedia.com and represented that it purchased the units for its own account and not for the purpose of distribution. The units contained a restrictive legend advising that the securities represented by the units may not be offered for sale, sold or otherwise transferred without having first being registered under the Act or pursuant to an exemption from registration under the Act. No underwriters were involved in the transaction.

In July 2000, SUMmedia.com issued 25,000 units to Industrial Equity Fund Ltd. for gross cash proceeds of $50,000. Each unit consisted of one share of common stock and common stock purchase warrant. The per share price was determined by reducing the market price, at the time of the commencement of negotiations between the parties, by approximately 15% to 20% due to the illiquidity of the shares. In addition, SUMmedia.com sold warrants for nominal consideration to give the purchaser added incentive to invest and to allow the prospect of future financing. Each unit consisted of one share of common stock and one common stock purchase warrant. Each warrant is exercisable for 12 months for $3.00 for one share of common stock. Issuance of the units was made in reliance upon the exemption from registration provided by Section 4(2) of the Act. The purchaser was an accredited investor and had access to full information concerning SUMmedia.com and represented that it purchased the units for its own account and not for the purpose of distribution. The units contained a restrictive legend advising that the securities represented by the units may not be offered for sale, sold or otherwise transferred without having first being registered under the Act or pursuant to an exemption from registration under the Act. No underwriters were involved in the transaction.

In August 2000, SUMmedia.com issued 31,111 units to Industrial Equity Fund Ltd. for gross cash proceeds of $70,000. Each unit consisted of one share of common stock and common stock purchase warrant. The per share price was determined by reducing the market price, at the time of the commencement of negotiations between the parties, by approximately 15% to 20% due to the illiquidity of the shares. In addition, SUMmedia.com sold warrants for nominal consideration to give the purchaser added incentive to invest and to allow the prospect of future financing. Each unit consisted of one share of common stock and one common stock purchase warrant. Each warrant is exercisable for 12 months for $3.25 for one share of common stock. Issuance of the units was made in reliance upon the exemption from registration provided by Section 4(2) of the Act. The purchaser was an accredited investor and had access to full information concerning SUMmedia.com and represented that it purchased the units for its own account and not for the purpose of distribution. The units contained a restrictive legend advising that the securities represented by the units may not be offered for sale, sold or otherwise transferred without having first being registered under the Act or pursuant to an exemption from registration under the Act. No underwriters were involved in the transaction.

In August 2000, SUMmedia.com issued 200,000 units to Affaires Financiers S.A. for gross cash proceeds of $400,000. Each unit consisted of one share of common stock and common stock purchase warrant. The per share price was determined by reducing the market price, at the time of the commencement of negotiations between the parties, by approximately 15% to 20% due to the illiquidity of the shares. In addition, SUMmedia.com sold warrants for nominal consideration to give the purchaser added incentive to invest and to allow the prospect of future financing. Each unit consisted of one share of common stock and one common stock purchase warrant. Each warrant is exercisable for 12 months for $3.00 for one share of common stock. Issuance of the units was made in reliance upon the exemption from registration provided by Section 4(2) of the Act. The purchaser was an accredited investor and had access to full information concerning SUMmedia.com and represented that it purchased the units for its own account and not for the purpose of distribution. The units contained a restrictive legend advising that the securities represented by the units may not be offered for sale, sold or otherwise transferred without having first being registered under the Act or pursuant to an exemption from registration under the Act. No underwriters were involved in the transaction.

In August 2000, SUMmedia.com issued 20,000 units to Pemberly Ltd. for gross cash proceeds of $40,000. Each unit consisted of one share of common stock and common stock purchase warrant. The per share price was determined by reducing the

                          SUMmedia.com Inc. - Form 10 - QSB (September 30, 2000)
--------------------------------------------------------------------------------

market price, at the time of the commencement of negotiations between the parties, by approximately 15% to 20% due to the illiquidity of the shares. In addition, SUMmedia.com sold warrants for nominal consideration to give the purchaser added incentive to invest and to allow the prospect of future financing. Each unit consisted of one share of common stock and one common stock purchase warrant. Each warrant is exercisable for 12 months for $3.00 for one share of common stock. Issuance of the units was made in reliance upon the exemption from registration provided by Section 4(2) of the Act. The purchaser was an accredited investor and had access to full information concerning SUMmedia.com and represented that it purchased the units for its own account and not for the purpose of distribution. The units contained a restrictive legend advising that the securities represented by the units may not be offered for sale, sold or otherwise transferred without having first being registered under the Act or pursuant to an exemption from registration under the Act. No underwriters were involved in the transaction.

In August 2000, SUMmedia.com issued 20,000 units to Pemberly Ltd. for gross cash proceeds of $50,000. Each unit consisted of one share of common stock and common stock purchase warrant. The per share price was determined by reducing the market price, at the time of the commencement of negotiations between the parties, by approximately 15% to 20% due to the illiquidity of the shares. In addition, SUMmedia.com sold warrants for nominal consideration to give the purchaser added incentive to invest and to allow the prospect of future financing. Each unit consisted of one share of common stock and one common stock purchase warrant. Each warrant is exercisable for 12 months for $3.50 for one share of common stock. Issuance of the units was made in reliance upon the exemption from registration provided by Section 4(2) of the Act. The purchaser was an accredited investor and had access to full information concerning SUMmedia.com and represented that it purchased the units for its own account and not for the purpose of distribution. The units contained a restrictive legend advising that the securities represented by the units may not be offered for sale, sold or otherwise transferred without having first being registered under the Act or pursuant to an exemption from registration under the Act. No underwriters were involved in the transaction.

In August 2000, SUMmedia.com issued 20,000 units to CEDAR International Advantage Ltd. for gross cash proceeds of $50,000. Each unit consisted of one share of common stock and common stock purchase warrant. The per share price was determined by reducing the market price, at the time of the commencement of negotiations between the parties, by approximately 15% to 20% due to the illiquidity of the shares. In addition, SUMmedia.com sold warrants for nominal consideration to give the purchaser added incentive to invest and to allow the prospect of future financing. Each unit consisted of one share of common stock and one common stock purchase warrant. Each warrant is exercisable for 12 months for $3.50 for one share of common stock. Issuance of the units was made in reliance upon the exemption from registration provided by Section 4(2) of the Act. The purchaser was an accredited investor and had access to full information concerning SUMmedia.com and represented that it purchased the units for its own account and not for the purpose of distribution. The units contained a restrictive legend advising that the securities represented by the units may not be offered for sale, sold or otherwise transferred without having first being registered under the Act or pursuant to an exemption from registration under the Act. No underwriters were involved in the transaction.

In August 2000, SUMmedia.com issued 24,000 units to Industrial Equity Fund Ltd. for gross cash proceeds of $60,000. Each unit consisted of one share of common stock and common stock purchase warrant. The per share price was determined by reducing the market price, at the time of the commencement of negotiations between the parties, by approximately 15% to 20% due to the illiquidity of the shares. In addition, SUMmedia.com sold warrants for nominal consideration to give the purchaser added incentive to invest and to allow the prospect of future financing. Each unit consisted of one share of common stock and one common stock purchase warrant. Each warrant is exercisable for 12 months for $3.50 for one share of common stock. Issuance of the units was made in reliance upon the exemption from registration provided by Section 4(2) of the Act. The purchaser was an accredited investor and had access to full information concerning SUMmedia.com and represented that it purchased the units for its own account and not for the purpose of distribution. The units contained a restrictive legend advising that the securities represented by the units may not be offered for sale, sold or otherwise transferred without having first being registered under the Act or pursuant to an exemption from registration under the Act. No underwriters were involved in the transaction.

In August 2000, SUMmedia.com issued 29,000 units to CEDAR International Advantage Ltd. for gross cash proceeds of $65,250. Each unit consisted of one share of common stock and common stock purchase warrant. The per share price was

                          SUMmedia.com Inc. - Form 10 - QSB (September 30, 2000)
--------------------------------------------------------------------------------

determined by reducing the market price, at the time of the commencement of negotiations between the parties, by approximately 15% to 20% due to the illiquidity of the shares. In addition, SUMmedia.com sold warrants for nominal consideration to give the purchaser added incentive to invest and to allow the prospect of future financing. Each unit consisted of one share of common stock and one common stock purchase warrant. Each warrant is exercisable for 12 months for $3.25 for one share of common stock. Issuance of the units was made in reliance upon the exemption from registration provided by Section 4(2) of the Act. The purchaser was an accredited investor and had access to full information concerning SUMmedia.com and represented that it purchased the units for its own account and not for the purpose of distribution. The units contained a restrictive legend advising that the securities represented by the units may not be offered for sale, sold or otherwise transferred without having first being registered under the Act or pursuant to an exemption from registration under the Act. No underwriters were involved in the transaction.

In September 2000, SUMmedia.com issued 150,000 units to Affaires Financiers S.A. for gross cash proceeds of $300,000. Each unit consisted of one share of common stock and common stock purchase warrant. The per share price was determined by reducing the market price, at the time of the commencement of negotiations between the parties, by approximately 15% to 20% due to the illiquidity of the shares. In addition, SUMmedia.com sold warrants for nominal consideration to give the purchaser added incentive to invest and to allow the prospect of future financing. Each unit consisted of one share of common stock and one common stock purchase warrant. Each warrant is exercisable for 12 months for $2.75 for one share of common stock. Issuance of the units was made in reliance upon the exemption from registration provided by Section 4(2) of the Act. The purchaser was an accredited investor and had access to full information concerning SUMmedia.com and represented that it purchased the units for its own account and not for the purpose of distribution. The units contained a restrictive legend advising that the securities represented by the units may not be offered for sale, sold or otherwise transferred without having first being registered under the Act or pursuant to an exemption from registration under the Act. No underwriters were involved in the transaction.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 17, 2000, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders elected as directors Grant M. Petersen (with 10,887,269 affirmative votes and 8,012,431 votes abstaining), John E. Veltheer (with 10,887,269 affirmative votes and 8,012,431 votes abstaining), Arvid C. Petersen (with 10,887,269 affirmative votes and 8,012,431 votes abstaining), Philip Kunsberg (with 10,887,269 affirmative votes and 8,012,431 votes abstaining), Johnson Chan (with 10,887,269 affirmative votes and 8,012,431 votes abstaining), and Frank Palmer (with 10,887,269 affirmative votes and 8,012,431 votes abstaining). The shareholders did not elect Derrick Bulawa a director (with 0 affirmative votes, 10,887,269 negative votes, and 8,012,431 votes abstaining).

The shareholders also ratified the appointment of PricewaterhouseCoopers as the independent accountants for the Company for the year ending December 31, 2000 (with 10,887,269 shares voting for and 8,012,431 abstaining).

The shareholders also approved the 1999 Stock Option Plan (with 9,399,094 shares voting for, 1,000 against and 9,499,606 abstaining).

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K

a)   The following exhibits are filed as part of this report:

      Exhibit 27           Financial Data Schedule

                          SUMmedia.com Inc. - Form 10 - QSB (September 30, 2000)
--------------------------------------------------------------------------------

b)   Reports on Form 8 - K

On July 27, 2000, the Company filed a report on Form 8-K which announced that John Veltheer, President, David Lewis, Chief Financial Officer and Secretary, and Al Szajman, Vice President of Marketing, had resigned their executive positions. The Company explained that each resigning executive remains committed to the Company and retains a significant shareholder stake. The Company announced that it is entering a new development stage and will seek a senior management group with more operational experience over the next three months.

                          SUMmedia.com Inc. - Form 10 - QSB (September 30, 2000)
--------------------------------------------------------------------------------

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMmedia.com Inc.

December 8, 2000

By: /s/ Grant M. Petersen
    ---------------------
    Grant M. Petersen
    Chairman and CEO

                          SUMmedia.com Inc. - Form 10 - QSB (September 30, 2000)
--------------------------------------------------------------------------------

EXHIBIT INDEX

Exhibit No.                         Description
-----------                         -----------
     27                             Financial Data Schedule