Form 10KSB
period 2000-12-31
SUMMEDIA COM INC
filed 2001-04-16
CIK 870751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     Commission file number:


                                SUMMEDIA.COM INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)


           Colorado                                               95-4734398
---------------------------------                            -------------------
  (State or Other Jurisdiction                                 (I.R.S Employer
of Incorporation or Organization)                            Identification No.)

         1200-1055 West Hastings Street, Vancouver, B.C. Canada V6E 2E9
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 605-0901
                ------------------------------------------------
                (Issuer's telephone number, including area code)


              Securities registered under Section 12(b) of the Act:

Title of each class                         Name of Exchange on which registered
-------------------                         ------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:
                          COMMON STOCK, PAR VALUE $0.01
                          -----------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ended December 2000 were $1,194,528.

As of March 27, 2001, there were 9,962,365 common shares held by non-affiliates with a market value of $2,646,004 based on the March 27, 2001 share price of $0.2656.

As of March 27, 2001, there were 42,223,051 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

SUMmedia.com Inc.
Form 10-KSB
December 31, 2000

--------------------------------------------------------------------------------

                                SUMMEDIA.COM INC.

                                   FORM 10-KSB

                                DECEMBER 31, 2000

                                      INDEX

PART I........................................................................1
     ITEM 1:  DESCRIPTION OF BUSINESS.........................................1
              (A) BUSINESS DEVELOPMENT........................................1
              (B) BUSINESS OF THE ISSUER......................................1
              (C) REPORTS TO SECURITY HOLDERS.................................6
     ITEM 2:  DESCRIPTION OF PROPERTY.........................................6
     ITEM 3:  LEGAL PROCEEDINGS...............................................6
     ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............7
PART II.......................................................................7
     ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........7
              (A) MARKET INFORMATION..........................................7
              (B) HOLDERS.....................................................8
              (C) DIVIDENDS...................................................8
              (D) RECENT SALES OF UNREGISTERED SECURITIES.....................8
     ITEM 6:  PLAN OF OPERATION...............................................8
              (A) FORWARD-LOOKING STATEMENTS..................................8
              (B) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.........................8
     ITEM 7:  FINANCIAL STATEMENTS...........................................13
PART III.....................................................................39
     ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE.......................................39
     ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..............39
              (A) DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS....................................................39
              (B) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..........40
     ITEM 10: EXECUTIVE COMPENSATION.........................................41
              (A) EXECUTIVE COMPENSATION.....................................41
              (B) OPTION GRANTS IN LAST FISCAL YEAR..........................42
              (C) AGGREGATED OPTION EXERCISES AND FISCAL YEAR END OPTION
                  VALUE TABLE................................................42
              (D) DIRECTOR COMPENSATION......................................42
              (E) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
                  CHANGE-IN-CONTROL ARRANGEMENTS.............................42
     ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.....................................................42
     ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................43
     ITEM 13: EXHIBITS, LISTS AND REPORTS ON FORM 8-K........................44

SUMmedia.com Inc.
Form 10-KSB
December 31, 2000

--------------------------------------------------------------------------------

                                     PART I

ITEM 1:  DESCRIPTION OF BUSINESS

(A)  BUSINESS DEVELOPMENT

     In December 1990, Pursuit Ventures Corporation (Pursuit) was incorporated in the State of Delaware. In August 1998, Pursuit Ventures Corporation merged with Remington Assets Limited (Remington), a Colorado corporation incorporated in March 1997. At the time, Pursuit was the parent of Remington. Under the terms of the merger, Pursuit became the surviving entity. As this transaction was between entities under common control, it has been accounted for on a basis similar to a pooling of interests. In September 1998, Pursuit changed its name to Reliance Resources Inc (Reliance). On August 6, 1999, Reliance entered into a share exchange agreement with SUM Media Corp. (formerly known as E-Com Media Corp.), a British Columbia, Canada Internet media and marketing Company. Pursuant to the terms of the exchange agreement, Reliance issued 3,200,000 common shares to acquire all of the issued and outstanding shares of SUM Media Corp. Immediately after the share exchange, Reliance focused its operations on Internet media and marketing. From inception to the date of the merger or the share exchange, Reliance, Pursuit and Remington were inactive companies whose business purpose was to acquire a business opportunity which management believed offered potential long-term growth. On August 25, 1999, Reliance changed its name to SUMmedia.com Inc. (the Company or SUMmedia.

     On August 30, 1999, SUMmedia changed its trading symbol on the over-the-counter bulletin board from "PSVC" to "ISUM."

     SUMmedia is a development stage Company.

(B)  BUSINESS OF THE ISSUER

     SUMmedia has been an Internet media and marketing Company that provides online coupons, or eCoupons, for small businesses through its portal, savingumoney.com. SUMmedia's goal was to provide Internet marketing initiatives for smaller businesses lacking the expertise to exploit eCommerce opportunities. During the quarter ended September 30, 2000, SUMmedia announced a new strategic focus where the Company would become an application service provider. Under this new direction, SUMmedia will market its eCoupon services under the SUMsolutionsTM banner to businesses that want to increase their ability to target and reach new customers and to improve existing customer relationships. In addition, the SUMsolutions product will allow businesses to extend SUMmedia Internet- based marketing tools, such as web sites and web-based and wireless coupons, to their customers. SUMmedia will seek joint ventures and other collaboration with business directory publishers and similar companies that maintain a large sales force and can act as re-sellers of SUMmedia's products and services to their business customers.

     (1)  MARKET & OPPORTUNITY

          TRADITIONAL PAPER PROMOTIONS
          The paper promotion takes on many forms and names - coupons, discounts, dockets - but the results are all the same: it helps achieve brand awareness and generally provides a significant incentive for the consumer to purchase the product, usually at cost savings. However, this type of promotion is fraught with many limitations, including the inability to change content once the offer is distributed, poor redemption rates (which are also very hard to measure) a high cost of promotions relative to redemption rates long production lead times but short promotion life spans susceptibility to fraud by employees and consumers alike and a negative impact on the environment.

          MARKET OPPORTUNITY
          Despite all of the problems listed above, the increased sales and brand awareness of using this type of promotion still resulted in US merchants printing and distributing over 264 billion coupons in 1999. However, less than 1.8% (or 4.6 billion(1)) of those coupons were redeemed. We believe that this shows that coupons are an integral part of consumer shopping habits, even though the system contains many inefficiencies and flaws. As the adoption of the Internet rapidly increases, the market data supports a major paradigm shift in consumer coupon usage online.

----------
(1) Source: International Data, LLC "The Definitive Report for the Coupon Industry - 1999"

SUMmedia.com Inc.
Form 10-KSB
December 31, 2000

--------------------------------------------------------------------------------

          MARKET TODAY
          It is generally accepted that, when used properly, the Internet is a business enhancer. The Internet doesn't invent new ways of doing business - but it does change the existing ways and provide many more distribution channels than previously available. This is very true of the ePromotion industry. In 1999 alone, there were an estimated 350 million Internet users (2) and 88%(2) of those used traditional coupons. Of those coupon users, 30%(2) used eCoupons and the trend is rising. We believe the long-term effect will be the reduction of traditional paper promotions and the rise of ePromotion use. The convenience, efficiency and cost-effectiveness of ePromotions will force this change. Online directories (e.g. yellow pages, search-engine portals) will proliferate Internet use as consumer demand for instant information regarding merchants increases.

          MARKET IN 2003
          Of even greater impact than the wired Internet will be the wireless Internet. By the end of 2003, there will be an estimated one billion wireless users, compared to only 500 million wired Internet users(3). The limitations in the screen size and user-interface of the mobile phone make the wireless promotion the perfect application for this medium. We anticipate that promotions available anytime, anywhere will greatly increase the use of eCoupons.

          TARGET INDUSTRY
          There are several different verticals or industries that the Company believes would greatly benefit from SUMmedia's applications: Grocery stores, tourism companies, reward clubs and directory publishers (yellow pages). SUMmedia is presently focusing on the latter industry, the directory publisher companies, because of their size, their desire to have an online presence and the natural fit with SUMmedia's applications.

          In the past, SUMmedia has had many small customers and dependence on a few large customers was not a substantial risk. Under the new business focus, SUMmedia will obtain only several new clients every year, leading to an increased dependence on each one. Although this plan increases the risk for SUMmedia, we anticipate that the potential revenue is also much higher.

          PROMOTIONS MANAGEMENT
          SUMmedia's plan to meet the directory publisher's needs is to provide them with a full suite of promotions management applications. The first component is creating and managing the basic promotion, such as coupons. SUMbuilderProTM is the creation tool that enables coupons to be created by the directory publisher in a matter of minutes. SUMsolutionsTM is the overall system that allows created coupons, gift certificates or banner ads to be displayed and/or redeemed. SUMsolutions is now being enhanced to include leading-edge wireless animated coupons. The second component is creation and display of more advanced Internet advertising through the SUMpageTM application, a brochure style web creation tool. The last component is the ability for consumers to access the promotions via a wireless phone using the SUMmobileTM application.

          APPLICATION SERVICE PROVIDER (ASP)

          The high bandwidth and secure transmissions of the Internet, combined with the distributed power that can be achieved with current hardware and software systems, provides companies with a viable alternative to the high cost of developing and maintaining all of their internal applications. By mid-way through 2000, 19% of large businesses were using ASPs for some of their internal applications, and this is forecasted to increase to at least 65% by 2004 according to the Phillips Group. Although there are several online coupon web portals, few are in the ASP market and focused on smaller businesses. SUMmedia believes that the competition is minimal, leaving opportunities in the directory publishing and grocery store industries and in the private club (online) sector.

----------
(2) Source:  NPD Group March 1999 HTTP://WWW.ICONOCAST.COM/ISSUE/1990506.HTML

(3) Source:  The Computer Industry Almanac HTTP://WWW.C-I-a.com

SUMmedia.com Inc.
Form 10-KSB
December 31, 2000

--------------------------------------------------------------------------------

          LOW COST OF OWNERSHIP
          SUMmedia believes that it can substantially reduce the cost of ownership and maintenance for directory publishers that use SUMmedia's applications. The applications are hosted on SUMmedia's servers in one central location, and secure access is provided to its customers.

          SUMMEDIA - MORE THAN JUST AN ASP
          SUMmedia believes that it will do more than just reduce the cost of ownership of applications. For SUMmedia, "Applications" are focused on leading-edge Promotions Management Applications that generate revenue for its customers by providing their merchant partners with powerful tools for attracting consumers both onto their websites and into their bricks-and-mortar establishments; "Service" is focused on knowledgeable and prompt customer service and operations support; "Provision" is about hosting and support that provides fast and reliable access to SUMmedia's applications.

          BENEFITS OF SUMMEDIA TECHNOLOGY
          There are many benefits to using SUMmedia's technology and support system. We believe that a leading benefit to our customers and the merchants is the additional recurring revenue stream. The technology allows personalization and immediate changes to the promotion, which make our product very appealing to the merchant. Increased consumer awareness, targeted shopping, flexibility of online promotions, reduced fraud and error are just a few of the benefits that we believe the merchants will enjoy.

          BENEFITS OF MOBILE TECHNOLOGY
          SUMmedia's delivery of ePromotions via a wireless medium provides additional benefits to the consumer and merchant. For the consumer, the delivery of the promotions can be personalized so that only the selected coupons or discounts are received, and only when they are wanted. This is an "opt-in" service only, so SUMmedia does not anticipate any conflicts with potential government legislation that might limit the "pushing" of content to mobile phones. Promotions are always available, which overcomes what is widely believed to be the number one reason that coupons are not used ("forgot to bring it along").

          SUMmedia can also provide the merchant with demographic data on which consumer groups are using their promotions, which will allow them to refine their marketing efforts and target their exact consumer group. Perhaps the greatest benefit of all is that the wireless delivery of promotions increases impulse buying, which paper-based coupons and most other forms of advertising simply can't achieve. These benefits lead to an application that can become an integral part of a consumer's life, in other words, a lifestyle product.

          PARTNERSHIPS
          Development of key partnerships has allowed SUMmedia to create its applications and services in a very short time. Products from and partnerships with major technology companies form the foundation on which SUMmedia's applications are built. Wireless technology companies have and will continue to play an instrumental role in the development of leading-edge wireless technology and products. Our partners have been essential in providing financing to SUMmedia as the business has been developed.

          SALES CHANNELS
          Under our new ASP business model, SUMmedia is drastically reducing its sales and marketing costs through a small sales force selling directly to a few large customers. Trade associations, such as the Yellow Page Publishers Associations, referrals from existing shareholders and contacts in the directory publishing industry have been and should continue to be SUMmedia's best marketing tool. SUMmedia has developed and is currently pursuing sales leads throughout the world.

SUMmedia.com Inc.
Form 10-KSB
December 31, 2000

--------------------------------------------------------------------------------

     (2)  PRODUCTS & SERVICES

          SUMSOLUTIONS
          The very core of SUMmedia's technology is the SUMsolutionsTM promotion engine. This application uses data elements to store, deliver eCoupons and to display advertising or other forms of promotions. All aspects of SUMsolutions are fully mobile-enabled to take advantage of wireless technology and to encourage the acceptance and adoption of this technology by merchants who accept wireless promotions.

          SUMBUILDERPRO
          SUMbuilderProTM is the fully parameterized, data-entry system that allows eCoupons to be created using customizable templates in less than five minutes (with input-ready data). This application is totally web-based, allowing directory publisher customers to create coupons from any Internet accessible location. SUMbuilderPro can be integrated into the customer's database or can operate as a stand-alone application.

          SUMPAGE
          SUMpageTM is a brochure style, template-driven application that enables web pages to be created in less than 15 minutes (with input-ready data). This application is also fully web-based, allowing the creation of web pages from any Internet enabled computer. Coupons created with SUMbuilderPro can also be linked to the merchant's web page, providing more information to the consumer. As a result, merchants have an effective means of attracting more consumers by providing detailed information about their business, while keeping tight control over their advertising costs.

          SUMMOBILE
          SUMmobileTM is the application that allows users of mobile phones, Personal Digital Assistants (PDAs), pagers and any other type of wireless device to access and use ePromotions, anytime, anywhere. The methods of delivering the promotions are being continually expanded. PDAs can download coupons by using the wired "hot-sync" process or by installing an Internet browser to receive the coupons wirelessly, just as mobile phones and pagers do.

          FUTURE TECHNOLOGY
          What's next for SUMmedia?
          - Leading-edge development is at the core of SUMmedia's focus and the expansion of the Promotions Management applications.
          - SUMmedia plans to extend the reach and effectiveness of promotions through enhancements to SUMbuilderPro, and to add eCommerce capabilities to SUMpage.
          - SUMmedia plans to expand SUMsolutions by including Application Programming Interfaces (APIs) for most common CRM packages and billing systems..
          - We anticipate that Online Shopping Malls will further attract consumers to the customer's website, adding value to the merchants advertising efforts.
          - We plan to continue development of leading-edge wireless applications that will be at the forefront of the mobile world and to offer animated coupons to merchants.

          SERVICES
          Leading-edge technology must be supported through reliable and robust services to make the applications truly beneficial. Customer service, project management, promotion production services, design services, sales collateral and marketing analysis are all important services that SUMmedia offers to our clients. SUMmedia offers customers Bronze, Silver or Gold levels of support that provide varying response times to customer service inquiries. In addition,, specialized reporting or billing requests can be provided through SUMmedia's Oracle(R) financial applications.

          ATTRACTING, RETAINING AND MOTIVATING QUALIFIED PERSONNEL
          In order to attract, retain and motivate qualified personnel, SUMmedia has adopted highly competitive and innovative human resource policies. Salary structures and benefit programs are equivalent to or supersede those offered by others in similar businesses. In addition, all employees are offered employee stock options when they join SUMmedia. Management believes that one of the keys to the success of the business is the quality of its people. The policies and procedures of the Company will reflect this belief. As of December 31, 2000, SUMmedia had 49 employees working out of the office located in Vancouver, British Columbia.

SUMmedia.com Inc.
Form 10-KSB
December 31, 2000

--------------------------------------------------------------------------------

     (3)  FINANCIAL & REGULATORY

          REVENUE
          SUMmedia expects to generate revenue from different components in the coming year. A one-time license fee for its applications will be charged to each new client. An annual maintenance fee covers the right to use the software, customer service, training support and software upgrades. Integration services are offered at industry-standard rates for customers who wish to integrate SUMsolutions into their database. New product development is also expected to generate revenue as these products become available to the marketplace. SUMmedia expects that the source of most of its revenue will be the flat fee charged for the hosting of each promotion - the monthly fee per promotion is small, but SUMmedia believes that the large volume that is anticipated will make this very profitable.

          COSTS
          In addition to reducing SUMmedia's sales and marketing costs, the ASP model moves the responsibility for creating and maintaining online promotions and the associated costs to the customer. This results in no variable cost of sales, and the fixed portion of cost of sales is comprised of maintenance, hosting, and customer support. These costs are expected to increase over time, but at a rate that is much less than the anticipated revenue growth.

          General and administrative costs are expected to decrease as compared to the year ended December 31, 2000. With the change of focus from content provider and operator to service provider, SUMmedia has transformed itself from a dot.com into a technology provider. Accordingly, through the closure of all of the sales offices (other than head office in Vancouver) and the elimination of coupon sales staff and most operational personnel and associated costs, SUMmedia expects to reduce its general and administrative costs substantially.

          During the year ended December 31, 2000, SUMmedia expended over $1,101,000 (1999 - $97,000) on research and development.

          REGULATION
          Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could decrease the demand for SUMmedia's services, increase its cost of doing business or otherwise have a material adverse effect on its business. There is, and will likely continue to be, an increasing number of laws and regulations pertaining to the Internet. These laws or regulations may relate to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation, and the quality of products and services. Furthermore, the growth and development of electronic commerce may prompt popular demand for more stringent consumer protection laws that may impose additional burdens on electronic commerce companies. Moreover, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing.

          SUMmedia files tax returns in such jurisdictions as required by law based on principles applicable to traditional businesses. However, one or more jurisdictions could seek to impose additional income tax obligations or sales tax collection obligations on foreign companies, such as SUMmedia, which engage in or facilitate electronic commerce. A number of proposals have been made at state and local levels that could impose such taxes on the sale of products and services through the Internet or the income derived from such sales. Such proposals, if adopted, could substantially impair the growth of electronic commerce and adversely affect SUMmedia's business.

          INTELLECTUAL PROPERTY
          SUMmedia has been proactive in protecting its intellectual property rights. It has filed 39 trademark applications in Canada, Hong Kong, the U.S. and Australia. SUMmedia filed copyright registrations in Canada for its web site designs in February 2000. SUMmedia owns approximately 65 domain names and has applied for a U.S. patent for certain elements of its technology.

SUMmedia.com Inc.
Form 10-KSB
December 31, 2000

--------------------------------------------------------------------------------

          Pursuant to Canadian intellectual property laws, copyright protection at a base level is acquired automatically in Canada for the computer programs and web site designs developed by SUMmedia employees. Canadian law provides a higher level of copyright protection once the copyright is registered.

          In general, SUMmedia continues to protect its copyrights, service marks, trademarks, and trade secrets through a combination of laws and contractual restrictions, including confidentiality and non-disclosure agreements. However, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which SUMmedia's services are made available online.

          Computer programs and web site designs, or portions thereof, that have been developed by independent contractors and consultants engaged by SUMmedia are all supported by agreements to transfer the copyright and ownership rights to SUMmedia. Non-disclosure, assignment of invention and non-competition agreements are required to be delivered by all employees and consultants of SUMmedia to ensure that any individual ownership rights in intellectual property are transferred to SUMmedia.

(C)  REPORTS TO SECURITY HOLDERS

     SUMmedia intends to send an annual report to its security holders. Anyone else wishing to view and/or copy materials that have been filed by SUMmedia with the Securities and Exchange Commission, may do so at the SEC's Public Reference Room located at 450 5th Street, N.W., Washington D.C. 20549. Information pertaining to the operations of the SEC's Public Reference Room may be acquired by calling the SEC at 1-800-SEC-0330. Since SUMmedia is an electronic filer of materials, access to its materials may be gained at the SEC's website at http://www.sec.gov. SUMmedia's website is http://www.summedia.com.

     SUMmedia filed its registration statement with the SEC, and the registration statement became effective on March 22, 2000. Prior to that time, the Company filed reports on a voluntary basis, commencing with its Quarterly Report on Form 10-Q for the quarter ended September 20, 1999. Since March 22, 2000, SUMmedia has complied with SEC reporting requirements.

ITEM 2:  DESCRIPTION OF PROPERTY

SUMmedia conducted all of its operations during the year from leased and sub-leased facilities at various locations. During the summer and fall of the year 2000, SUMmedia began to close down all of its sales offices as it made the transition to a technology Company. Accordingly, at the end of the year, only its principal office located in Vancouver, British Columbia remains open. There is sufficient space to accommodate the anticipated staff levels for the year 2001, unless new business growth exceeds forecasts.

The following table sets forth certain information relating to SUMmedia's facilities:

                          Size                                        Lease
       Location         (sq. ft)               Use                 Expiration
    --------------      --------      ----------------------      -------------
    Vancouver, BC,       12,200       Headquarters and sales      July 31, 2008
    Canada                            office

ITEM 3:  LEGAL PROCEEDINGS

In February 2000, a company commenced legal proceedings by filing a writ of summons against SUM Media Corp., a subsidiary of SUMmedia, in the Canadian Federal Court - Trial Division. The plaintiff alleges trademark infringement of the registered trademark no. 503,986 and contends that SUM Media Corp.'s use of "savingumoney" infringes upon their registered trademark "save your money". The plaintiff seeks an injunction against SUM Media Corp. from using "savingumoney", and an Order for delivery of infringing materials. The plaintiff reserves the right to later elect to claim damages or lost profits. A statement of defence was filed and counsel obtained a bifurcation order splitting the issue of liability from that of damages. The Company's management expects to be successful in defending the legal action.

Pursuant to a Settlement Agreement dated July 25, 2000, related to a legal action against the Company by a former officer and director for unfair dismissal, the Company has been informed that the former officer and director has commenced a new legal action for non-performance with regards to the settlement agreement. Specifically, the former officer and director of the Company is claiming that the Company did not fulfill its obligation under the settlement agreement to find a purchaser for 200,000 restricted SUMmedia shares

SUMmedia.com Inc.
Form 10-KSB
December 31, 2000

--------------------------------------------------------------------------------

held by the former officer and director at a price equal to $4.00 per share. The former officer and director of the Company is claiming damages of $800,000 and costs. The Company's management expects to be successful in defending the legal action.

During October 2000, the Company entered into a settlement and general security agreement with DDB Worldwide Communications Group Inc. ("DDB") related to outstanding accounts payable as at September 30, 2000 in the amount of approximately $3.0 million. Under the terms of the agreements, the Company granted DDB a secondary charge over all present and future property, assets, rights and undertakings of the Company. In December 2000, DDB commenced legal proceedings against SUM Media Corp. and SUMmedia by filing a Writ of Summons and Statement of Claim in the Supreme Court of British Columbia. The claim is for performance of the settlement agreement that acknowledged indebtedness to the supplier of US$565,728 plus C$3,433,453, together with court ordered interest, and enforcement of the general security agreement. SUMmedia contends that the general security agreement is not valid.

In November 2000, a vendor who supplied advertising space commenced legal proceedings against SUMmedia Corp. by filing a Statement of Claim in the Supreme Court of British Columbia. The claim is for $C31,565, plus court ordered interest.

In December 2000, a group of former employees commenced legal proceedings by filing a writ of summons against SUMmedia America Inc., a subsidiary of the Company, in the Superior Court for the State of Washington. The former employees of SUMmedia America Inc. claim US$31,089 for non-payment of wages. Subsequent to year-end, a settlement agreement has been reached and the former employees have been paid.

There are four other proceedings against the Company and its subsidiaries for unpaid invoices at December 31, 2000, which total $10,536. Some of these claims have been settled subsequent to year end. Settlement agreements have been reached with the remaining claims, but are subject to the payment of the negotiated settlement amounts.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000. Previous matters were disclosed in
Item 4 on Form 10-QSB for the quarter ended September 30, 2000, incorporated herein by reference.


                                     PART II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A)  MARKET INFORMATION

     SUMmedia's common stock trades on the OTC Bulletin Board. The range of high and low bid quotations for each quarter was as follows:

                                                2000                1999
                                                ----                ----
               QUARTER                     HIGH      LOW       HIGH       LOW
               March 31                   10.31      5.88       n/a       n/a
               June 30                     8.06      2.81       n/a       n/a
               September 30                3.06      2.03      5.97      2.88
               December 31                 2.19      0.16      6.50      1.88

     These quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions. The source of the high and low bid information is The Nasdaq Stock Market, Inc. Management has been unable to locate any trading information for the quarterly periods ended between December 31, 1997 and July 9, 1999.

     The market in which SUMmedia's common stock trades is commonly referred to as the electronic bulletin board. In this market, an investor may find it more difficult to dispose of, or to obtain accurate quotations of the market value of, SUMmedia's common stock. In addition, SUMmedia is subject to a rule promulgated by the Securities and Exchange Commission that provides that, if SUMmedia fails to meet certain criteria set forth in such

SUMmedia.com Inc.
Form 10-KSB
December 31, 2000

--------------------------------------------------------------------------------

     rule, various sales practice requirements are imposed on broker/dealers who sell SUMmedia's common stock to persons other than established customers and accredited investors. For these types of transactions, the broker/dealer has to make a special investor suitability determination for the purchaser and to have received the purchaser's written consent to the transactions prior to sale. Consequently, the rule may have an adverse effect on the ability of broker/dealers to sell SUMmedia's common stock, which may, in turn, have an adverse effect on the ability of purchasers to sell SUMmedia's common stock in the market.

(B)  HOLDERS

     As of December 31, 2000, SUMmedia had approximately 69 holders of record of its common stock.

(C)  DIVIDENDS

     SUMmedia has not declared cash dividends on its common stock since its inception. SUMmedia does not anticipate paying any dividends on its common stock in the foreseeable future.

(D)  RECENT SALES OF UNREGISTERED SECURITIES

     Recent sales of unregistered securities is included by reference to the Schedule of Shareholders' Deficiency and note 9 of the December 31, 2000 Consolidated Financial Statements. For each issuance, the Company claimed an exemption under Section 4(2) of the Securities Act of 1933, as amended, and relied on representations made to the Company by the purchaser.

ITEM 6:  PLAN OF OPERATION

(A)  FORWARD-LOOKING STATEMENTS

     This document contains certain "forward-looking statements" that involve known and unknown risks and uncertainties, such as statements of SUMmedia's plans, objectives, expectations and intentions. When used in this document, the words "expects," "anticipates," "intends," "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document are applicable to all related forward-looking statements, wherever they appear in this document. SUMmedia's actual results could differ materially from those discussed in this document.

(B) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     (1)  GENERAL

          SUMmedia commenced operations as an Internet media and marketing Company on August 6, 1999 with its purchase of all the issued and outstanding shares of SUM Media Corp. From inception (December 7,
          1990) to August 6, 1999, SUMmedia was an inactive "shell" with no operations or revenues; it had an accumulated deficit of $644,500, comprised mainly of general and administrative costs (legal, audit, etc.). As a result, comparative figures for the year ended December 31, 1999 are not meaningful and are, therefore, not included in this discussion. They are presented for reference purposes.

          SUMmedia reports its financial statements in U.S. dollars but its functional currency shifted to the Canadian dollar in 1999 due to a change in SUMmedia's principal business activity. For the year ended December 31, 2000, the majority of the Company's transactions were denominated in Canadian dollars. SUMmedia's evolution into an ASP will result in revenue dominated in U.S. dollars, while most of its expenses will be in Canadian dollars, thereby exposing the Company to some currency risk. However, it does not anticipate exchange rate or inflation forces to be material over the short time because historical analysis of the two currencies shows relative stability. If this assumption becomes incorrect or other factors cause the risk to rise, the Company will explore its options to mitigate this risk.

          U.S. TO CANADIAN
          EXCHANGE RATE              2000     1999     1998     1997      1996
                                     ----     ----     ----     ----      ----
          Year-end                   1.49     1.44     1.53     1.43     1.3706
          Average for the period     1.48     1.48     1.48     1.38     1.3636
          Low                        1.43     1.44     1.41     1.34     1.3383
          High                       1.55     1.50     1.56     1.43     1.3747

SUMmedia.com Inc.
Form 10-KSB
December 31, 2000

--------------------------------------------------------------------------------

          During the quarter ended September 30, 2000, SUMmedia announced a new strategic focus where the Company would become an application service provider. Under this new direction, SUMmedia will continue to market its online promotional services under the SUMsolutionsTM banner, to businesses that want to increase their ability to target and reach new customers and to improve existing customer relationships. In addition, the SUMsolutions product will allow businesses to extend SUMmedia Internet-based marketing tools, such as web sites and web-based and wireless coupons, to their customers. For the year ended December 31, 2000, SUMmedia has not recorded any SUMsolutions product revenues.

          SUMmedia incurred a loss for the year of $34.7 million for the year ended December 31, 2000 (1999 - $8.3 million), due primarily to general and administrative costs ($10.1 million, 1999 - $2.4) and marketing and branding development ($8.1 million, 1999 - $1.4) for the savingumoney.com web portal and loss on impairment of long-term assets ($9.6 million). The loss on impairment of long-lived assets occurred when the Company changed its business focus to its ASP initiatives and to address its need for cash, disposed of unwanted assets from its sales offices and sold back a portion of its pre-paid advertising credits. Write-down of goodwill ($7.1 million) and losses on the disposal of assets ($306,000) and pre-paid advertising ($2.1 million) were incurred as a result. The loss on pre-paid advertising resulted from the sale of $2.5 million of prepaid advertising services back to the original vendor for $490,000 and a write down of the remaining prepaid advertising services to reflect the fair market value of such services based on the transactions entered into during the quarter.

          Non-cash charges included in the losses for the year ended December 31, 2000 were $18.9 million (1999 - $4.4 million), and related to stock based compensation, non-cash consulting, finance and legal fees, amortization of property and equipment, and amortization of goodwill.

          Included in the loss for the year, is a loss on equity of $360,000 that occurred when losses exceeded the Company's investment in its Hong Kong joint venture operation. The joint venture has closed its operations and was inactive at the end of the year.

     (2)  REVENUES

          Revenues for the year ended December 31, 2000 were approximately $1.1 million (1999 - $132,000). Revenues from web site development contracts accounted for 66% of total revenues for the year ended December 31, 2000. These web site development revenues relate to amounts earned by the Company for business consulting and development work related to customers' websites. The Company records web site development revenues using the percentage of completion method. For the year ended December 31, 2000, web site development revenues relate primarily to work done on two large contracts, which accounted for94% of the revenues earned from this segment.

          Coupon revenues form the next largest component of revenue for the year, comprising 21% of total. Coupon revenues are earned by the Company for each month that SUMmedia coupons are posted on the savingumoney.com website.

          Additional revenues derived from online advertising on SUMmedia's website were earned by the Company for each month that a customer's banner ads were posted on a SUMmedia website. Online advertising accounted for 13% of the revenues earned for the year ended December 31, 2000.

          Although the Company did not earn any revenues during the year from its ASP services, management expects that this segment will the main source of the Company's revenue in the future.

     (3)  COST OF SALES

          Cost of sales consists of salaries and commissions for online coupon and advertising sales, and production salaries for websites. Overall gross profit margin is 59%. There are not enough sales in the prior year to make meaningful comparisons to prior years numbers.

     (4)  GENERAL AND ADMINISTRATION

          During the year ended December 31, 2000, SUMmedia incurred $10.1 million on various general and administration costs (1999 - $2.4). The amount spent on general and administration declined significantly during the last half of the year ended December 31, 2000, after taking

SUMmedia.com Inc.
Form 10-KSB
December 31, 2000

--------------------------------------------------------------------------------

          into account $1.5 million of warrants issued as a finance fee and $1.3 million of common shares issued for consulting and legal fees, as management continued to focus on reducing operating costs and change its focus to developing technology and licensing its software.

          Also included in general and administration costs are salaries and benefits of $2.9 million related to management, finance/administration, and information technology employees. At December 31, 2000, there were three executive management personnel, eight financial/administrative personnel and approximately 29 information technology employees. General and administration costs also includes approximately $300,000 related to severance for senior management, including John Veltheer, President, David Lewis, Chief Financial Officer and Secretary, and Al Szajman, Vice President of Marketing, and other staff members.

          The Company also incurred costs of $1.5 million related to office operations consisting primarily of rent, telecommunication costs, information and infrastructure IT support costs and office administration costs including supplies, office equipment rentals, training, subscriptions, printing and couriers. Of this total, almost 40% relates to rent for the head office, plus various sales offices (all of which have been closed prior to December 31, 2000), and 21% for telecommunication costs.

          Another significant expenditure for the year ended December 31, 2000 was travel expenses associated with trips to the United States, Australia, Europe and Asia to solidify previous contacts, develop new relationships, install various operational systems and technology, secure additional financing and identify additional business partners for SUMmedia at a cost of approximately $701,000. For the second half of the year, expenditures related to travel were reduced significantly as management focused on developing opportunities in the ASP market.

          Legal and accounting fees of $779,000 were incurred, related primarily to the completion of the Company's 10-SB registration statement in the first quarter of 2000, ongoing SEC reporting including 10-QSB, 8-K and proxy reports, filing of patents and trademarks, the development of business contracts, the analysis of corporate structure and the planning of business expansion.

          The Company incurred a total of $2.4 million in various consulting costs included in general and administration expenses. The major expenditures were for investor and public relations services ($416,000), information technology consultants ($448,000), business consulting ($205,000), management fees ($172,000) and stock issued to a shareholder for reimbursement of legal and finder's fees ($1.17 million). During the third quarter of the year, management began reducing the use of outside consultants and has moved these efforts to in-house staff to reduce costs in this area. Consequently, most of these costs occurred in the first half of the year with very little occurring in the fourth quarter of the year.

          SUMmedia incurred $1.9 million of finance and interest costs for the year ended December 31, 2000. Warrants were issued to Swartz Private Equity, LLC, in a non-cash transaction for $1.5 million upon signing an investment agreement. When alternative forms of financing were available from a shareholder, this agreement was terminated on December 26, 2000. In January 2001, the previously issued warrants were cancelled and 1.5 million shares were issued in exchange as part of the termination agreement.

     (5)  RESEARCH AND DEVELOPMENT

          Research and development costs amounted to $1,101,000 (1999 - $97,000) and were primarily comprised of employee salaries, payments to outside contractors and expenses related to engineering design work and testing of SUMmedia's technology that did not meet the capitalization requirements. Since SUMmedia is still developing its applications, management believes that similar levels of research and development costs will be incurred for the year ended December 31, 2001.

     (6)  SALES AND MARKETING EXPENSES

          During the year, SUMmedia incurred just over $8.0 million (1999 - $1.4 million) of costs on various sales and marketing initiatives, including salaries and benefits of $1.9 million (1999 - $500,000). At December 31, 2000, there were only five sales and marketing employees but there were almost 100 staff during the middle of the year when all five sales offices where open in Canada and the U.S. The remainder of the sales and marketing costs, $6.1 million (1999 - $900,000), relate

SUMmedia.com Inc.
Form 10-KSB
December 31, 2000

--------------------------------------------------------------------------------

          primarily to promotional activities, including advertising through radio, newspapers, television, and tradeshows. During the first six months of 2000, SUMmedia intensified its North American branding efforts for the savingumoney.com brand. Significant branding efforts rolled out in the first six months included the launch and sustaining program of the Company's television advertising campaign in Canada and a major media launch and sustaining program directed at the Seattle market which coincided with the Company's launch of its Seattle office. During the quarter ended September 30, 2000, consistent with managements focus on reducing operating costs and the shift in focus to the application service provider model, the Company reduced its marketing efforts. Then, at the end of the third quarter, the Company made the move into the ASP market and continued to downsize its direct business-to-consumer efforts, reducing sales and marketing costs again.

     (7)  STOCK BASED COMPENSATION

          Stock based compensation of $358,500 was recorded for the year ended December 31, 2000 (1999 - $2.5 million), which relates primarily to options issued to certain senior executives.

     (8)  AMORTIZATION

          Amortization expense related to software, property and equipment was $1.3 million for the year (1999 - $97,000), during which period SUMmedia purchased computers, office equipment, furniture and fixtures and software at a total cost of $2.6 million. Amortization expense related to goodwill on the purchase of SUM Media Corp. was $4.5 million for the year (1999 - $1.8 million).

     (9)  LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 2000, SUMmedia had no cash on hand, a working capital deficiency of $8.0 million and a shareholders' deficiency of $5.0 million. The poor stock market conditions have made it virtually impossible to raise capital in the Company since early in the second quarter of the year. In order to fund ongoing operations, the Company sold prepaid advertising at a loss, entered into a sale-leaseback transaction and signed an equity-line investment agreement. The Company's financial situation has significantly affected the Company's operations and liquidity. Just prior to the end of the year, one of SUMmedia's main shareholders increased their ownership of the Company and agreed to fund the daily operations in return for a controlling interest in SUMmedia. Without this support, the Company would not have been able to sustain operations. The amount of funding that the shareholder will provide is at the sole discretion of the shareholder and can cease without notification.

          Net cash used in SUMmedia's operating activities was $12.8 million for the year ended December 31, 2000. Net cash flows used in operating activities consisted primarily of a loss for the year of $34.7 million, which was offset by non-cash stock based compensation charges of $400,000, amortization of software, property and equipment and goodwill of $5.8 million, write-down of goodwill and unused property and equipment of $7.4 million, common stock and warrants issued for various fees of $2.4 million and loss on sale of advertising credits of $2.1 million. The change in the Company's net working capital also contributed $3.0 million to operating cash flows.

          Cash flows from financing activities of $13.7 million were derived primarily from $12.0 million of proceeds received from the issuance of common shares and from $1.4 million of short-term loans from shareholders. The Company also entered into a sales leaseback agreement, which generated $400,000.

          Cash flows used in investing activities of $2.9 million for the year related primarily to purchases of property and equipment.

          Because SUMmedia continues to incur operating losses, its working capital will continue to be depleted. In an effort to improve the Company's working capital going forward, the Company's management is attempting to increase revenues through its change to the ASP model and to decrease costs by reducing non-core expenditures. There can be no assurances, however, that management's effort will produce the required revenue and cost reductions that will enable the Company to generate operating income and positive cash flow.

SUMmedia.com Inc.
Form 10-KSB
December 31, 2000

--------------------------------------------------------------------------------

          Throughout the year, SUMmedia has financed its operations primarily through private sales of securities and short-term loans. Dilutive equity issuances completed during the year, including options granted to employees and warrants granted in private sales of securities to third party investors, will, to the extent they are exercised, improve the Company's liquidity and capital resources. While the issuance of shares does raise funds to develop the Company's business, the continued issuance of shares may erode the Company's share price and as a result reduce the amount of capital that the Company is able to raise per share.

          SUMmedia's funding needs may vary depending upon a number of factors, including the number and nature of its business development initiatives, the progress of SUMmedia's research and development programs, the number and the progress and nature of its new product development and commercialization efforts and the competing technological and market developments. Although SUMmedia has reduced its future cash needs by reducing its direct business-to-consumer sales and moving into the ASP market, the Company will still need to raise substantial funds to continue these efforts and initiatives until its revenues are sufficient to sustain itself. SUMmedia intends to seek additional funding through public or private financing, up-front licensing fees of its technology and monthly hosting fees from its ASP customers.

          Subsequent to December 31, 2000, SUMmedia communicated with its creditors and made a proposal to eliminate its overdue debt by offering, in most instances, equity in the Company to the larger creditors, partial payments to the medium sized creditors, and payment in full to the smaller creditors. This communication and arrangement was not done under a bankruptcy or creditors act, but does require the cooperation of the majority of the creditors. The funding for repayment of the debt will come from selling additional share capital subsequent to the date of these financial statements. Tentative commitments from investors have been made to raise approximately $3.0 million. These funds, along with equity in the Company, are estimated to be sufficient to settle approximately $8.0 million worth of accounts payable and short-term loans outstanding at February 28, 2001. Investors providing these funds will only do so if the Company can secure additional sources of revenue and investment that will make the company a going concern.

          The funding provided by its shareholders has been sufficient to only pay the day-to-day requirements and has not addressed debt accumulated up to December 1, 2000. Although the Company is pursuing potential sources of new revenue and investment, no agreements have yet been reached and continued funding from its shareholders is limited. The shareholders have not committed to provide additional funding. Unless SUMmedia can obtain these agreements in the short-term, continued operation of the Company is in doubt.

     (10) QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          SUMmedia's exposure to market risk is principally confined to its cash and cash equivalents which have short maturities and are held with high credit quality financial institutions and, therefore, are believed to involve minimal market risk.


                                    * * * * *

                   [REMAINER OF PAGE LEFT INTENTIONALLY BLANK]

SUMmedia.com Inc.
Consolidated Financial Statements
December 31, 2000

--------------------------------------------------------------------------------

ITEM 7:  FINANCIAL STATEMENTS

SUMmedia.com Inc. (a development stage Company)

Consolidated Financial Statements DECEMBER 31, 2000 AND 1999 (expressed in U.S. dollars)

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF SUMmedia.com Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and shareholders' deficiency, present fairly, in all material respects, the financial position of SUMmedia.com Inc. (formerly Reliance Resources Inc.) at December 31, 2000 and 1999 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, and has net working capital deficiency and a shareholders' deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Vancouver, Canada

March 14, 2001
(except as to note 1(b) which is as at April 12, 2001)

SUMmedia.com Inc.
(a development stage company)
Consolidated Balance Sheets

--------------------------------------------------------------------------------
(expressed in U.S. dollars)

                                                                      As at December 31
                                                                     2000            1999
                                                                 ------------    ------------
ASSETS
Current assets
  Cash and cash equivalents                                      $         --    $  2,108,167
  Accounts receivable (note 4)                                        113,797          65,830
  Sales tax recoverable (note 4)                                       23,810         173,519
  Prepaid expenses (note 4)                                           459,394         231,460
                                                                 ------------    ------------
Total current assets                                                  597,001       2,578,976

Other assets  (note 4)                                                 42,444          74,359
Software (note 4)                                                   1,884,584       1,226,398
Property and equipment (note 4)                                     1,538,841         614,423
Goodwill (note 4)                                                          --      11,616,052
                                                                 ------------    ------------
                                                                 $  4,062,870    $ 16,110,208
                                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
  Accounts payable and accrued liabilities(note 4)               $  6,604,391    $  1,407,212
  Due to related parties (note 5)                                   1,454,117          56,436
  Deferred revenue                                                    102,800         104,012
  Current portion of obligation under capital lease (note 6)          443,139          13,318
                                                                 ------------    ------------
Total current liabilities                                           8,604,447       1,580,978

Obligation under capital lease (note 6)                               432,243          58,939
                                                                 ------------    ------------
                                                                    9,036,690       1,639,917

Capital stock
  Authorized
    1,000,000 preferred shares, $0.01 par value (note 9)
    65,500,000 common shares, $0.01 par value
  Issued                                                              398,981         161,420
    39,898,051 (1999 - 16,042,000) common shares
Additional paid-in capital                                         36,118,193      20,859,829
Warrants issued in connection with private placements (note 9)      5,282,332       2,552,751
Share subscriptions (note 9)                                         (109,488)       (125,000)
Accumulated other comprehensive income                                (40,625)        (19,438)
Deficit accumulated during development stage                      (46,623,213)     (8,959,271)
                                                                 ------------    ------------
                                                                   (4,973,820)     14,470,291
                                                                 ------------    ------------
                                                                 $  4,062,870    $ 16,110,208
                                                                 ============    ============
Going concern (note 1(b))
Nature of operations and basis of presentation (note 1)
Commitments (note 6)
Contingencies (note 12)
Subsequent events (note 13)

                     The accompanying notes are an integral part of these
                              consolidated financial statements

SUMmedia.com Inc.
(a development stage company)
Consolidated Statements of Operations

--------------------------------------------------------------------------------
(expressed in U.S. dollars)

                                                                                        PERIOD FROM
                                                                                      DECEMBER 7, 1990
                                                                                         (DATE OF
                                                         YEAR ENDED     YEAR ENDED     INCORPORATION)
                                                         DECEMBER 31,   DECEMBER 31,   TO DECEMBER 31,
                                                            2000            1999             2000
                                                        ------------    ------------    ------------
Sales                                                   $  1,111,211    $    132,051    $  1,243,262
Cost of sales                                                488,544         117,940         606,484
                                                        ------------    ------------    ------------
Gross profit                                                 622,667          14,111         636,778

Operating expenses
  Stock based compensation (general & administrative)        358,499       2,500,000       2,858,499
  General and administrative                              10,148,327       2,405,678      12,558,505
  Marketing                                                8,055,184       1,427,549       9,482,733
  Amortization of software                                   457,852          24,868         482,720
  Amortization of property and equipment                     831,214          72,550         903,764
  Amortization of goodwill                                 4,484,678       1,801,223       6,285,901
  Research and development                                 1,101,424          97,014       1,198,438
  Loss on disposal and write-downs (note 3)                9,548,559              --       9,548,559
                                                        ------------    ------------    ------------
                                                          34,985,737       8,328,882      43,319,119

                                                        ------------    ------------    ------------
Loss from operations                                     (34,363,070)     (8,314,771)    (42,682,341)

Loss on equity pickup (note 4)                              (362,872)             --        (362,872)

                                                        ------------    ------------    ------------
Loss for the year                                       $(34,725,942)   $ (8,314,771)   $(43,045,213)
                                                        ============    ============    ============

Weighted-average number of common shares outstanding      19,313,680      34,761,932

                                                        ------------    ------------
Basic and diluted loss per share                        $      (1.80)   $      (0.24)
                                                        ============    ============


              The accompanying notes are an integral part of these
                        consolidated financial statements

SUMmedia.com Inc.
(a development stage company)
Consolidated Statements of Changes in Shareholders' Equity (Deficit)

--------------------------------------------------------------------------------

                                                                                ADDITIONAL         WARRANTS ISSUED IN
                                                                                 PAID IN        CONNECTION WITH PRIVATE
                                                       COMMON STOCK              CAPITAL               PLACEMENTS

                                                  SHARES          AMOUNT          AMOUNT         WARRANTS        AMOUNT
                                               ------------    ------------    ------------    ------------   ------------

DECEMBER 7, 1990 (DATE OF
INCORPORATION)

Issuance of 270,000 units (consisting of
  one common share and one  warrant)
  in December 1990                                8,640,000    $     86,400    $         --              --   $         --
Loss for the year ended December 31, 1990                --              --              --              --             --
                                               ------------    ------------    ------------    ------------   ------------
BALANCE - DECEMBER 31, 1990                       8,640,000          86,400              --              --             --
Loss for the year ended December 31, 1991                --              --              --              --             --
                                               ------------    ------------    ------------    ------------   ------------
BALANCE - DECEMBER 31, 1991                       8,640,000          86,400              --              --             --
Loss for the year ended December 31, 1992                --              --              --              --             --
                                               ------------    ------------    ------------    ------------   ------------
BALANCE - DECEMBER 31, 1992                       8,640,000          86,400              --              --             --
Paid in capital arising on cancellation of
  note to shareholder                                    --              --          30,000              --             --
Loss for the year ended December 31, 1993                --              --              --              --             --
                                               ------------    ------------    ------------    ------------   ------------
BALANCE - DECEMBER 31, 1993                       8,640,000          86,400          30,000              --             --
Loss for the year ended December 31, 1994                --              --              --              --             --
                                               ------------    ------------    ------------    ------------   ------------
BALANCE - DECEMBER 31, 1994                       8,640,000          86,400          30,000              --             --
Loss for the year ended December 31, 1995                --              --              --              --             --
                                               ------------    ------------    ------------    ------------   ------------
BALANCE - DECEMBER 31, 1995                       8,640,000          86,400          30,000              --             --
Loss for the year ended December 31, 1996                --              --              --              --             --
                                               ------------    ------------    ------------    ------------   ------------
BALANCE - DECEMBER 31, 1996                       8,640,000          86,400          30,000              --             --
Stock issued for officer and director fees        7,360,000          73,600         (30,000)             --             --
Loss for the year ended December 31, 1997                --              --              --              --             --
                                               ------------    ------------    ------------    ------------   ------------
BALANCE - DECEMBER 31, 1997                      16,000,000         160,000              --              --             --
Shares issued to officer for management
  services in June 1998                          48,000,000         480,000              --              --             --
Loss for the year ended December 31, 1998                --              --              --              --             --
                                               ------------    ------------    ------------    ------------   ------------
BALANCE - DECEMBER 31, 1998                      64,000,000         640,000              --              --             --
Cancellation of shares in June 1999             (48,000,000)       (480,000)        480,000              --             --
Cancellation of shares issued in 1997 to
  sole officer  in June 1999                     (6,210,000)        (62,100)         62,100              --             --


                                                               ACCUMULATED         TOTAL
                                                                   OTHER       SHAREHOLDERS'
                                                 DEFICIT      COMPREHENSIVE   EQUITY (DEFICIT)

                                                  AMOUNT          AMOUNT          AMOUNT
                                               ------------    ------------    ------------

Issuance of 270,000 units (consisting of
  one common share and one  warrant)
  in December 1990                             $    (81,400)   $         --    $      5,000
Loss for the year ended December 31, 1990           (12,368)             --         (12,368)
                                               ------------    ------------    ------------
BALANCE - DECEMBER 31, 1990                         (93,768)             --          (7,368)
Loss for the year ended December 31, 1991            (5,877)             --          (5,877)
                                               ------------    ------------    ------------
BALANCE - DECEMBER 31, 1991                         (99,645)             --         (13,245)
Loss for the year ended December 31, 1992            (9,391)             --          (9,391)
                                               ------------    ------------    ------------
BALANCE - DECEMBER 31, 1992                        (109,036)             --         (22,636)
Paid in capital arising on cancellation of
  note to shareholder                                    --              --          30,000
Loss for the year ended December 31, 1993            (5,846)             --          (5,846)
                                               ------------    ------------    ------------
BALANCE - DECEMBER 31, 1993                        (114,882)             --           1,518
Loss for the year ended December 31, 1994            (6,600)             --          (6,600)
                                               ------------    ------------    ------------
BALANCE - DECEMBER 31, 1994                        (121,482)             --          (5,082)
Loss for the year ended December 31, 1995            (4,418)             --          (4,418)
                                               ------------    ------------    ------------
BALANCE - DECEMBER 31, 1995                        (125,900)             --          (9,500)
Loss for the year ended December 31, 1996            (3,500)             --          (3,500)
                                               ------------    ------------    ------------
BALANCE - DECEMBER 31, 1996                        (129,400)             --         (13,000)
Stock issued for officer and director fees          (43,390)             --             230
Loss for the year ended December 31, 1997            (7,210)             --          (7,230)
                                               ------------    ------------    ------------
BALANCE - DECEMBER 31, 1997                        (180,000)             --         (20,000)
Shares issued to officer for management
  services in June 1998                            (460,000)             --          20,000
Loss for the year ended December 31, 1998            (4,500)             --          (4,500)
                                               ------------    ------------    ------------
BALANCE - DECEMBER 31, 1998                        (644,500)             --          (4,500)
Cancellation of shares in June 1999                      --              --              --
Cancellation of shares issued in 1997 to
  sole officer  in June 1999                             --              --              --

SUMmedia.com Inc.
(a development stage company)
Consolidated Statements of Changes in Shareholders' Equity (Deficit)

--------------------------------------------------------------------------------

                                                                                ADDITIONAL         WARRANTS ISSUED IN
                                                                                 PAID IN        CONNECTION WITH PRIVATE
                                                       COMMON STOCK              CAPITAL               PLACEMENTS

                                                  SHARES          AMOUNT          AMOUNT         WARRANTS        AMOUNT
                                               ------------    ------------    ------------    ------------   ------------

DECEMBER 7, 1990 (DATE OF
INCORPORATION)

Acquisition of SUM Media Corp. in August
  1999, including allocation of $1,000,000
  acquisition costs                               3,200,000          32,000      12,968,000              --             --
Private placement #1 of 1,000,000 units
  (consisting of one common share and one
  warrant) in August 1999 for $1 per unit         1,000,000          10,000         645,480       1,000,000        344,520
Stock based compensation                                 --              --       1,000,000              --             --
Stock based compensation                                 --              --         750,000              --        750,000
Private placement #2 of 500,000 units
  (consisting of one common share and one
  warrant) in September 1999 for $3 per unit        500,000           5,000       1,221,344         500,000        273,656
Private placement #3 of 500,000 units
  (consisting of one common share and one
  warrant) in October 1999 for $3 per unit          500,000           5,000       1,221,344         500,000        273,656
Private placement #4 of 500,000 units
  (consisting of one common share and one
  warrant) in December 1999 for $3 per
  unit. Also issued were 159,900 options          1,000,000          10,000       2,156,146       1,159,900        773,854
Share subscription                                       --              --        (125,000)             --             --
Private placement #5 of 100,000 units
  (consisting of one common share and one
  warrant) in December 1999 for $3.25 per unit      100,000           1,000         228,522         100,000         95,478
Private placement #6 of 31,000 units
  (consisting of one common share and one
  warrant) in December 1999 for $3.35 per unit       31,000             310          79,639          31,000         20,801
Private placement #7 of 21,000 units
  (consisting of one common share and one
  warrant) in December 1999 for $3.25 per unit       21,000             210          47,254          21,000         20,786
Foreign currency translation adjustment                  --              --              --              --             --
Loss for the year ended December 31, 1999                --              --              --              --             --
                                               ------------    ------------    ------------    ------------   ------------
Total comprehensive income                               --              --              --              --             --
                                               ------------    ------------    ------------    ------------   ------------
BALANCE - DECEMBER 31, 1999                      16,142,000         161,420      20,734,829       3,311,900      2,552,751
                                               ============    ============    ============    ============   ============


                                                               ACCUMULATED         TOTAL
                                                                   OTHER       SHAREHOLDERS'
                                                 DEFICIT      COMPREHENSIVE   EQUITY (DEFICIT)

                                                  AMOUNT          AMOUNT          AMOUNT
                                               ------------    ------------    ------------


Acquisition of SUM Media Corp. in August
  1999, including allocation of $1,000,000
  acquisition costs                                      --              --      13,000,000
Private placement #1 of 1,000,000 units
  (consisting of one common share and one
  warrant) in August 1999 for $1 per unit                --              --       1,000,000
Stock based compensation                                 --              --       1,000,000
Stock based compensation                                 --              --       1,500,000
Private placement #2 of 500,000 units
  (consisting of one common share and one
  warrant) in September 1999 for $3 per unit             --              --       1,500,000
Private placement #3 of 500,000 units
  (consisting of one common share and one
  warrant) in October 1999 for $3 per unit               --              --       1,375,000
Private placement #4 of 500,000 units
  (consisting of one common share and one
  warrant) in December 1999 for $3 per
  unit. Also issued were 159,900 options                 --              --       2,940,000
Share subscription                                       --              --              --
Private placement #5 of 100,000 units
  (consisting of one common share and one
  warrant) in December 1999 for $3.25 per unit           --              --         325,000
Private placement #6 of 31,000 units
  (consisting of one common share and one
  warrant) in December 1999 for $3.35 per unit           --              --         100,750
Private placement #7 of 21,000 units
  (consisting of one common share and one
  warrant) in December 1999 for $3.25 per unit           --              --          68,250
Foreign currency translation adjustment                  --         (19,438)        (19,438)
Loss for the year ended December 31, 1999        (8,314,771)             --      (8,314,771)
                                               ------------    ------------    ------------
Total comprehensive income                               --              --      (8,334,209)
                                               ------------    ------------    ------------
BALANCE - DECEMBER 31, 1999                      (8,959,271)        (19,438)     14,470,291
                                               ============    ============    ============

SUMmedia.com Inc.
(a development stage company)
Consolidated Statements of Changes in Shareholders' Equity (Deficit)

--------------------------------------------------------------------------------

                                                                                   ADDITIONAL          WARRANTS ISSUED IN
                                                                                    PAID IN         CONNECTION WITH PRIVATE
                                                            COMMON STOCK            CAPITAL                PLACEMENTS

                                                       SHARES         AMOUNT         AMOUNT         WARRANTS         AMOUNT
                                                    ------------    -----------   ------------    ------------    ------------
Private Placement # 8 of 308,000 units
  (consisting of one common share and one
  warrant) in December 1999 for $3.25 per unit           308,000          3,080        622,155         308,000         249,100
Private Placement # 9 of 1,000,000 units
  (consisting of one common share and one
  warrant) in January 2000 for $4.00 per unit          1,000,000         10,000      2,909,828       1,000,000       1,080,172
Private Placement # 10 of 700,000 units
  (consisting of one common share and one
  warrant) in February 2000 for $5.25 per unit           700,000          7,000      2,275,835         700,000         964,290
Warrants exercised for 159,000 shares                    159,900          1,599        585,234        (159,900)       (107,133
Private Placement # 14 of 50,000 units
  (consisting of one common share and one
  warrant) in March 2000 for $6.00 per unit               50,000            500        235,479          50,000          64,021
Stock based compensation (note 9)                          3,000             30         21,720              --              --
Stock based compensation (note 9)                            500              5          3,558              --              --
Stock based compensation (note 9)                             --             --        340,798              --              --
Shares issued pursuant to 1999 stock option plan          24,000            240         74,760              --              --
Stock based compensation (note 9)                        510,000          5,100      1,779,900              --              --
Payment of subscription receivable on
  Private placement #4                                                                 125,000              --              --
Finders fee on Private Placement #5                                                    (14,375)             --              --
Private Placement # 13 of 20,000 units
  (consisting of one common share and one
  warrant) in June 2000 for $5.25 per unit                20,000            200         94,625          20,000           8,450
Shares issued pursuant to 1999 stock option plan           2,300             23            (23)             --              --
Shares issued to third parties for finders fee on
  Private Placement #6                                     5,000             50         14,325              --              --
Shares issued to third parties for finders fee on
  Private Placements #8 and #10                           30,840            309         88,357
Private Placement # 15 for 27,200 units
  (consisting of one common share and one
  warrant) in July 2000 for $2.50 per unit                27,200            272         53,648          27,200          14,080


                                                                  ACCUMULATED         TOTAL
                                                                      OTHER       SHAREHOLDERS'
                                                    DEFICIT      COMPREHENSIVE   EQUITY (DEFICIT)

                                                     AMOUNT          AMOUNT          AMOUNT
                                                  ------------    ------------    ------------
Private Placement # 8 of 308,000 units
  (consisting of one common share and one
  warrant) in December 1999 for $3.25 per unit              --             --         874,335
Private Placement # 9 of 1,000,000 units
  (consisting of one common share and one
  warrant) in January 2000 for $4.00 per unit               --             --       4,000,000
Private Placement # 10 of 700,000 units
  (consisting of one common share and one
  warrant) in February 2000 for $5.25 per unit              --             --       3,247,125
Warrants exercised for 159,000 shares                       --             --         479,700
Private Placement # 14 of 50,000 units
  (consisting of one common share and one
  warrant) in March 2000 for $6.00 per unit                 --             --         300,000
Stock based compensation (note 9)                           --             --          21,750
Stock based compensation (note 9)                           --             --           3,563
Stock based compensation (note 9)                           --             --         340,798
Shares issued pursuant to 1999 stock option plan            --             --          75,000
Stock based compensation (note 9)                           --             --       1,785,000
Payment of subscription receivable on
  Private placement #4                                      --             --         125,000
Finders fee on Private Placement #5                         --             --         (14,375)
Private Placement # 13 of 20,000 units
  (consisting of one common share and one
  warrant) in June 2000 for $5.25 per unit                  --             --         103,275
Shares issued pursuant to 1999 stock option plan            --             --              --
Shares issued to third parties for finders fee on
  Private Placement #6                                      --             --          14,375
Shares issued to third parties for finders fee on
  Private Placements #8 and #10                             --             --          88,666
Private Placement # 15 for 27,200 units
  (consisting of one common share and one
  warrant) in July 2000 for $2.50 per unit                  --             --          68,000

SUMmedia.com Inc.
(a development stage company)
Consolidated Statements of Changes in Shareholders' Equity (Deficit)

--------------------------------------------------------------------------------

                                                                                   ADDITIONAL          WARRANTS ISSUED IN
                                                                                    PAID IN         CONNECTION WITH PRIVATE
                                                            COMMON STOCK            CAPITAL                PLACEMENTS

                                                       SHARES         AMOUNT         AMOUNT         WARRANTS         AMOUNT
                                                    ------------    -----------   ------------    ------------    ------------
Private Placement # 16 of 70,000 units
  (consisting of one common share and one
  warrant) in July 2000 for $2.50 per unit                70,000            700        138,068          70,000          36,232
Private Placement # 17 of 28,000 units
  (consisting of one common share and one
  warrant) in July 2000 for $2.50 per unit                28,000            280         57,410          28,000          12,310
Private Placement # 18 of 32,500 units
  (consisting of one common share and one
  warrant) in July 2000 for $2.25 per unit                32,500            325         59,430          32,500          13,370
Private Placement # 19 of 25,000 units
  (consisting of one common share and one
  warrant) in July 2000 for $2.00 per unit                25,000            250         39,797          25,000           9,953
Private Placement # 20 of 31,111 units
  (consisting of one common share and one
  warrant) in August 2000 for $2.25 per unit              31,111            311         57,466          31,111          12,223
Private Placement # 21 of 200,000 units
  (consisting of one common share and one
  warrant) in August 2000 for $2.00 per unit             200,000          2,000        299,279         200,000          98,721
Private Placement # 22 of 20,000 units
  (consisting of one common share and one
  warrant) in August 2000 for $2.00 per unit              20,000            200         29,845          20,000           9,955
Private Placement # 23 of 20,000 units
  (consisting of one common share and one
  warrant) in August 2000 for $2.50 per unit              20,000            200         39,119          20,000          10,681
Private Placement # 24 of 20,000 units
  (consisting of one common share and one
  warrant) in August 2000 for $2.50 per unit              20,000            200         39,119          20,000          10,681
Private Placement # 25 of 24,000 units
  (consisting of one common share and one
  warrant) in August 2000 for $2.50 per unit              24,000            240         48,318          24,000          11,442
Private Placement # 26 of 29,000 units
  (consisting of one common share and one
  warrant) in August 2000 for $2.25 per unit              29,000            290         53,297          29,000          11,663


                                                                  ACCUMULATED         TOTAL
                                                                      OTHER       SHAREHOLDERS'
                                                    DEFICIT      COMPREHENSIVE   EQUITY (DEFICIT)

                                                     AMOUNT          AMOUNT          AMOUNT
                                                  ------------    ------------    ------------
Private Placement # 16 of 70,000 units
  (consisting of one common share and one
  warrant) in July 2000 for $2.50 per unit                  --              --         175,000
Private Placement # 17 of 28,000 units
  (consisting of one common share and one
  warrant) in July 2000 for $2.50 per unit                  --              --          70,000
Private Placement # 18 of 32,500 units
  (consisting of one common share and one
  warrant) in July 2000 for $2.25 per unit                  --              --          73,125
Private Placement # 19 of 25,000 units
  (consisting of one common share and one
  warrant) in July 2000 for $2.00 per unit                  --              --          50,000
Private Placement # 20 of 31,111 units
  (consisting of one common share and one
  warrant) in August 2000 for $2.25 per unit                --              --          70,000
Private Placement # 21 of 200,000 units
  (consisting of one common share and one
  warrant) in August 2000 for $2.00 per unit                --              --         400,000
Private Placement # 22 of 20,000 units
  (consisting of one common share and one
  warrant) in August 2000 for $2.00 per unit                --              --          40,000
Private Placement # 23 of 20,000 units
  (consisting of one common share and one
  warrant) in August 2000 for $2.50 per unit                --              --          50,000
Private Placement # 24 of 20,000 units
  (consisting of one common share and one
  warrant) in August 2000 for $2.50 per unit                --              --          50,000
Private Placement # 25 of 24,000 units
  (consisting of one common share and one
  warrant) in August 2000 for $2.50 per unit                --              --          60,000
Private Placement # 26 of 29,000 units
  (consisting of one common share and one
  warrant) in August 2000 for $2.25 per unit                --              --          65,250

SUMmedia.com Inc.
(a development stage company)
Consolidated Statements of Changes in Shareholders' Equity (Deficit)

--------------------------------------------------------------------------------

                                                                                   ADDITIONAL          WARRANTS ISSUED IN
                                                                                    PAID IN         CONNECTION WITH PRIVATE
                                                            COMMON STOCK            CAPITAL                PLACEMENTS

                                                       SHARES         AMOUNT         AMOUNT         WARRANTS         AMOUNT
                                                    ------------    -----------   ------------    ------------    ------------
Private Placement # 27 of 150,000 units
  (consisting of one common share and one
  warrant) in September 2000 for $2.00 per
  unit                                                   150,000          1,500        224,173         150,000          74,327
Warrant issued pursuant to investment
  agreement (note 9)                                          --             --             --         878,455       1,581,219
Private Placement # 28 of 200,000 units
  (consisting of one common share and one
  warrant) in October 2000 for $1.75 per unit            200,000          2,000        209,621         200,000         138,379
Private Placement # 29 of 30,000 units
  (consisting of one common share and one
  warrant) in October 2000 at $1.75 per unit              30,000            300         17,991          30,000          11,709
Private Placement # 30 of 35,700 units
  (consisting of one common share and one
  warrant) in October 2000 for $1.00 per unit             35,700            357         21,409          35,700          13,934
Private Placement # 31 of 16,000,000 shares
  in December 2000 for $0.025 per share               16,000,000        160,000        240,000              --              --
Private Placement # 31 of 4,000,000 shares
  in December 2000 for $0.025 per share                4,000,000         40,000         60,000              --              --
Share subscription receivable from Private
  Placement # 31                                              --             --       (109,488)             --              --
Expired warrants for Private Placement #2                                              273,656        (500,000)       (273,656)
Expired warrants for Private Placement #3                                              273,656        (500,000)       (273,656)
Expired warrants for Private Placement # 4                                             666,721      (1,000,000)       (666,721)
Expired warrants for Private Placement # 5                                              95,478        (100,000)        (95,478)
Expired warrants for Private Placement # 6                                              20,801         (31,000)        (20,801)
Expired warrants for Private Placement # 7                                              20,786         (21,000)        (20,786)
Expired warrants for Private Placement # 8                                             249,100        (308,000)       (249,100)
Deemed dividend (note 9)                                                             2,938,000
Foreign currency translation adjustment                       --             --             --              --              --
Loss for the period                                                          --             --              --              --
                                                    ------------   ------------   ------------    ------------    ------------
Comprehensive loss (note 8)
                                                    ------------   ------------   ------------    ------------    ------------
Balance - December 31, 2000                           39,898,051   $    398,981   $ 36,008,705       4,590,966    $  5,282,332
                                                    ============   ============   ============    ============    ============


                                                                    ACCUMULATED         TOTAL
                                                                        OTHER       SHAREHOLDERS'
                                                      DEFICIT      COMPREHENSIVE   EQUITY (DEFICIT)

                                                       AMOUNT          AMOUNT          AMOUNT
                                                    ------------    ------------    ------------
Private Placement # 27 of 150,000 units
  (consisting of one common share and one
  warrant) in September 2000 for $2.00 per
  unit                                                        --             --          300,000
Warrant issued pursuant to investment
  agreement (note 9)                                          --             --        1,581,219
Private Placement # 28 of 200,000 units
  (consisting of one common share and one
  warrant) in October 2000 for $1.75 per unit                 --             --          350,000
Private Placement # 29 of 30,000 units
  (consisting of one common share and one
  warrant) in October 2000 at $1.75 per unit                  --             --           30,000
Private Placement # 30 of 35,700 units
  (consisting of one common share and one
  warrant) in October 2000 for $1.00 per unit                 --             --           35,700
Private Placement # 31 of 16,000,000 shares
  in December 2000 for $0.025 per share                       --             --          400,000
Private Placement # 31 of 4,000,000 shares
  in December 2000 for $0.025 per share                       --             --          100,000
Share subscription receivable from Private
  Placement # 31                                              --             --         (109,488)
Expired warrants for Private Placement #2                                                     --
Expired warrants for Private Placement #3                                                     --
Expired warrants for Private Placement # 4                                                    --
Expired warrants for Private Placement # 5                                                    --
Expired warrants for Private Placement # 6                                                    --
Expired warrants for Private Placement # 7                                                    --
Expired warrants for Private Placement # 8                                                    --
Deemed dividend (note 9)                              (2,938,000)                             --
Foreign currency translation adjustment                       --        (21,187)         (21,187)
Loss for the period                                  (34,725,942)            --      (34,725,942)
                                                    ------------    -----------     ------------
Comprehensive loss (note 8)                                                          (34,747,129)
                                                    ------------    -----------     ------------
Balance - December 31, 2000                         $(46,623,213)   $   (40,625)    $ (4,973,820)
                                                    ============    ===========     ============

SUMmedia.com Inc.
(a development stage company)
Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------
(expressed in U.S. dollars)

                                                                                      PERIOD FROM
                                                                                    DECEMBER 7, 1990
                                                                                       (DATE OF
                                                       YEAR ENDED     YEAR ENDED     INCORPORATION)
                                                       DECEMBER 31,   DECEMBER 31,   TO DECEMBER 31,
                                                          2000            1999             2000
                                                      ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the year                                    $(34,725,942)   $ (8,314,771)   $(43,045,213)
Adjustments to reconcile loss for the year to net
  cash used in operating activities
  Stock based compensation                                358,499       2,500,000       2,858,499
  Amortization of software                                457,852          24,868         482,720
  Amortization of property and equipment                  831,214          72,550         903,764
  Amortization of goodwill                              4,484,678       1,801,223       6,285,901
  Loss on equity investment                               362,872              --         362,872
  Write-off of goodwill                                 7,131,374              --       7,131,374
  Loss on sale of advertising credits                   2,110,870              --       2,110,870
  Common stock issued for payment of consulting fees    1,172,400              --       1,172,400
  Common stock issued for payment of legal fees           100,000              --         100,000
  Write-off of property and equipment                     306,315              --         306,315
  Warrants issued as payment of finance fee             1,581,220              --       1,581,220
Changes in non-cash working capital items
  Accounts receivable                                     (50,918)        (61,672)       (112,590)
  Sales tax recoverable                                   144,564        (144,588)            (24)
  Prepaid expenses                                     (2,349,751)       (223,228)     (2,572,979)
  Accounts payable and accrued liabilities              5,300,101       1,288,708       6,593,309
  Deferred revenue                                          2,717         (25,100)        (22,383)
                                                     ------------    ------------    ------------
                                                      (12,781,935)     (3,082,010)    (15,863,945)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common shares                12,038,287       7,309,000      19,347,287
Due to related parties                                  1,397,681        (741,100)        656,581
Repayment of capital lease obligations                   (168,042)         (5,066)       (173,108)
Proceeds from sale-leaseback arrangement                  417,689              --         417,689
                                                     ------------    ------------    ------------
                                                       13,685,615       6,562,834      20,248,449
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Other Assets                                             (285,957)          4,714        (281,243)
Purchase of property and equipment                     (2,640,430)     (1,558,017)     (4,198,447)
Cash acquired on acquisition of SUM Media Corp.                           212,591         212,591
                                                     ------------    ------------    ------------
                                                       (2,926,387)     (1,340,712)     (4,267,099)

Foregin exchange effect on cash                           (85,460)        (31,945)       (117,405)
                                                     ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents     $ (2,108,167)   $  2,108,167    $         --

Cash and cash equivalents, beginning of the year        2,108,167              --              --
                                                     ------------    ------------    ------------

Cash and cash equivalents, end of the year           $         --    $  2,108,167    $         --
                                                     ============    ============    ============


              The accompanying notes are an integral part of these
                        consolidated financial statements

SUMmedia.com Inc.
(a development stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 AND 1999

--------------------------------------------------------------------------------
(expressed in U.S. dollars)


1.   NATURE OF OPERATIONS AND BASIS OF PRESENTATION

     a)   THE COMPANY

     SUMmedia.com Inc. (the Company or SUMmedia) announced during the year ended December 31, 2000 a new strategic focus where the Company would become an Application Service Provider ("ASP"). Under this new direction, SUMmedia will continue to market its online promotion management and eCoupon services, under the SUMsolutionsTM banner, to businesses that want to increase their ability to target and reach new customers and to improve existing customer relationships. In addition, the SUMsolutions product will allow businesses to extend SUMmedia's Internet based marketing tools, such as web sites and web-based and wireless coupons to their customers. SUMmedia has not recorded any SUMsolutions product revenues during the year.

     The Company was incorporated on December 7, 1990, under the laws of the State of Delaware as Pursuit Ventures Corporation (Pursuit). Under a Plan and Agreement of Merger dated August 21, 1998, Pursuit merged with Remington Assets Limited, (Remington) a Colorado corporation that was incorporated on March 20, 1997. Under the terms of the Agreement of Merger, Pursuit became the surviving Company. Effective September 8, 1998, Pursuit changed its name to Reliance Resources Inc. (Reliance). In June 1999, Reliance completed a 1:32 forward stock split. These consolidated financial statements have been presented on a post stock split basis.

     On August 6, 1999, Reliance entered into a share exchange agreement with SUM Media Corp. (formerly E-Com Media Corp.), a British Columbia, Canada Company. Pursuant to the terms of the agreement, Reliance issued 3,200,000 common shares to acquire 100% of the issued and outstanding shares of SUM Media Corp. On August 25, 1999, Reliance changed its name to SUMmedia.com Inc.

     b)   GOING CONCERN

     The accompanying consolidated financial statements have been prepared using United States generally accepted accounting principles applicable to a going concern. The use of such principles may not be appropriate because, as of December 31,2000 there was substantial doubt that the Company would be able to continue as a going concern.

     For the year ended December 31, 2000 the Company had a loss of $34,725,942, a working capital deficiency of $8,007,446 and an accumulated deficit of $46,623,213. Legal claims have been filed against the Company and its subsidiaries by various creditors in respect of their overdue accounts (note 12). During the year, in order to manage the need for funds for operations within existing financial constraints, the Company entered into a sale leaseback transaction for approximately $400,000, returned to a vendor some advertising credits at a discounted price and pledged as collateral a secondary charge over all present and future property, assets, rights and undertakings of the company as security towards amounts owed to a certain major supplier (note 12). In addition, in an effort to reduce costs and improve operating cash flows during the year the Company closed four corporate offices including two in Canada and two in the United States of America, terminated the operations of the Hong Kong joint venture and laid off a total of 62 employees. The company was able to secure financing by private placements to entities related to an existing major shareholder at prices substantially below the trading prices of the common stock at that time.

     Management is continuing its efforts to secure additional financing by attracting new business partners and to improve operating cash flows through further cost reductions and exploring new business opportunities to enable it to continue as a going concern. However, the general decline in market conditions in the technology sector over the course of the year ended December 31, 2000 have made it increasingly difficult to secure financing at the required levels.

     Subsequent to year-end, the Company received a total of approximately $800,000 in various debt financings from a major shareholder (also see note
     13) while negotiations with a potential investor were being carried out as described below. As of April 12, 2001, the Company is in negotiations with a potential investor which, if concluded successfully, would provide an equity investment in the Company. There can be no assurance that these negotiations will be concluded successfully on a timely basis or, that the amount of financing obtained or any improvement to future operating cash flows would be sufficient to allow the Company to continue as a going

SUMmedia.com Inc.
(a development stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 AND 1999

--------------------------------------------------------------------------------
(expressed in U.S. dollars)


     concern. The Company does not currently have an alternative plan to address the going concern issue. If current negotiations fail, significant additional funding by existing shareholders is considered to be unlikely, there is no assurance that other forms of financing could be obtained or that they could be obtained on favourable terms and the Company could fail to continue as a going concern.

     The accompanying consolidated financial statements were prepared on the basis of accounting principles applicable to a going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the carrying value of assets and liabilities, the reported revenues and expenses and balance sheet classifications used that would be necessary if the going concern assumption were not appropriate. Such adjustments could be material.

     c)   WRITE-DOWN OF GOODWILL

     As a result of the continuing operating and cash flow losses and changes in economic and industry conditions, management has reviewed the carrying amount of long-lived assets including goodwill, and has determined that goodwill is impaired. The amount of the impairment related to goodwill is $7,131,374, based on management's estimate of fair value, using an analysis of discounted future expected operating cash flows.

     d)   AUDIT COMMITTEE

     As at December 31, 2000, the Company had only two directors, one of who is also an officer of the Company. Accordingly, no duly constituted audit committee existed at that time as is apparently required under the provisions of the Colorado Business Corporation Act. The Company is currently in the process of searching for suitable candidates to replace vacant directorships, in accordance with the Company's articles of incorporation, including those whom would be considered independent directors who would also be appointed as members of the audit committee.

     e)   DEVELOPMENT STAGe

     The Company's activities, subsequent to its acquisition of SUM Media Corp., have primarily consisted of establishing facilities, recruiting personnel, conducting research and development, developing business and financial plans and raising capital. Accordingly, the Company is considered to be in the development stage. Prior to its acquisition of SUM Media Corp., the Company was inactive and incurred only general and administrative expenses.

2.   SIGNIFICANT ACCOUNTING POLICIES

     a)   GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

     b)   BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of SUMmedia Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation. Investments in entities in which the Company can exercise significant influence, but less than majority owned and not otherwise controlled by the Company, are accounted for using the equity method.

SUMmedia.com Inc.
(a development stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 AND 1999

--------------------------------------------------------------------------------
(expressed in U.S. dollars)


     c)   USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires the Company's management to make estimates and assumptions which affect the amounts reported in these financial statements and the notes thereto. Actual results could differ from those estimates.

     d)   FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

     The Company's principal operations are carried out by its Canadian subsidiary, SUM Media Corp. The reporting currency of the Company is the U.S. dollar and the functional currency of the Canadian subsidiary is the Canadian dollar. Assets and liabilities denominated in a currency other than the U.S. dollar are translated into U.S. dollars using period end exchange rates and revenues and expenses denominated in other than the U.S. dollar are translated using average exchange rates for the period. Translation gains and losses are deferred and accumulated as a separate component of comprehensive income in shareholders' deficiency. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statement of operations.

     e)   CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash on deposit and highly liquid short-term interest bearing securities with maturities at the date of purchase of three months or less. Interest earned is recognized immediately in the consolidated statement of operations.

     f)   CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable and sales tax recoverable which are not collateralized. The Company limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions. Concentrations of credit risk with respect to accounts receivable are considered to be limited due to the low average billing and large number of customers comprising the Company's customer base. The Company performs ongoing credit evaluations of its customer's financial condition to determine the need for an allowance for doubtful accounts. The Company has written off a large number of small receivables at year-end to allow for sales to customers that were on monthly payment terms. Most of these sales are from the first half of the year, and the Company has since changed its payment terms to reduce the number of delinquent accounts. Concentrations of credit risk with respect to sales tax recoverable are considered to be limited, as a branch of the Canadian Federal Government owes these amounts to the Company.

     g)   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, sales tax recoverable, accounts payable and accrued liabilities, due to related parties and obligations under capital lease approximate their fair value.

     h)   SOFTWARE AND PROPERTY AND EQUIPMENT

     Software and property and equipment are recorded at cost less accumulated amortization and are amortized on a straight line basis over their estimated useful lives as follows:

          Software                                              1 to 5 years
          Software under capital lease                          1 to 5 years
          Computer equipment                                         2 years
          Computer equipment under capital lease                     2 years
          Leased automobile                                          3 years
          Office equipment                                           5 years
          Furniture and fixtures                                     5 years
          Leasehold improvements                    the remaining lease term

     Software includes operating systems, development programs, the Company's website system and an enterprise business system. All software, other than

SUMmedia.com Inc.
(a development stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 AND 1999

--------------------------------------------------------------------------------
(expressed in U.S. dollars)


     the enterprise business system, is being amortized over one year. The enterprise business system is being amortized over five years. The Company capitalizes certain expenditures on software used in its operations in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".

     i)   IMPAIRMENT OF LONG-LIVED ASSETS

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

     j)   GOODWILL

     Goodwill, which is the excess of the purchase price of the Company's interest in its subsidiary over the fair value of the underlying assets acquired and liabilities assumed on the acquisition, is amortized on a straight-line basis over three years. Periodically, management reviews the net carrying value of goodwill by considering the expected undiscounted future cash flows of the related business and residual value to determine if the net carrying value is impaired. Permanent impairments in the value of the unamortized portion of goodwill are written down to the estimated fair value and charged to the consolidated statement of operations in the periods in which the impairment is determined.

     k)   REVENUE RECOGNITION

     Revenues from the placement of customers' online coupons and advertising banners on the Company's website for fixed or determinable fees are recognized rateably over the period of the contract unless collection is not reasonably assured, in which case revenues are recognized when cash payments are received.

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

     Amounts received in excess of revenue recognized are included in deferred revenue.

     l)   ADVERTISING EXPENSE

     The Company recognizes advertising costs in accordance with Statement of Position ("SOP") 93-7 "Reporting on Advertising Costs." As such, the Company expenses the cost of producing advertisements at the time production occurs, and expenses the cost of communicating advertising in the period in which the advertising space or airtime is used.

     m)   STOCK BASED COMPENSATION

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and rateably for future services over the option-vesting period.

SUMmedia.com Inc.
(a development stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 AND 1999

--------------------------------------------------------------------------------
(expressed in U.S. dollars)


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

     n)   INCOME TAXES

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

     o)   LOSS PER COMMON SHARE

     Loss per share computations are in accordance with SFAS No. 128, "Earnings Per Share" and Staff Accounting Bulletin ("SAB") No. 98. Basic loss per share is computed using the weighted average number of common shares outstanding, after giving retroactive effect to the 1:32 forward stock split, as described in note 1. Diluted loss per share is computed using the weighted average number of common and potentially dilutive shares outstanding.

     p)   COMPREHENSIVE LOSS

     Comprehensive loss is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. Comprehensive loss consists of loss for the year and other comprehensive loss. The accumulated balance of other comprehensive loss is included in the equity section of the balance sheet. The Company's other comprehensive loss consists of foreign exchange translation adjustments.

     q)   RECENT ACCOUNTING PRONOUNCEMENTS

     On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133, as subsequently amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not currently use derivative instruments. Accordingly, the adoption of FAS 133 is not expected to have a significant effect on the Company's results of operations, its financial position, or cashflows.

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under this Standard, after a company transfers financial assets, it recognizes the financial and servicing assets it controls and the liabilities it has incurred, and does not recognize financial assets when control has been surrendered or liabilities when extinguished. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to security transactions and collateral for

SUMmedia.com Inc.
(a development stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 AND 1999

--------------------------------------------------------------------------------
(expressed in U.S. dollars)


     fiscal years ending after December 15, 2000. The Company has not transferred any financial assets, so the adoption of FAS 140 is not expected to have a significant effect on the Company's results of operations or its financial position.

3.   LOSS ON DISPOSAL AND WRITE-DOWNS

     For the year ended December 31, 2000, management has reviewed the Company's long-term assets and has concluded that impairment exists with certain assets. In accordance with FAS 121, the Company has recorded the following write-downs:

          Loss on sale of advertising credits                   $  2,110,870
          Loss on disposal of assets from closed offices             306,315
          Write-down of goodwill                                   7,131,374
                                                                ------------
                                                                $  9,584,559
                                                                ============

     The Company previously received advertising credits from Hollinger Digital Inc. in exchange for share capital. During the year ended December 31, 2000, Hollinger Digital Inc. agreed to buy back some of the advertising credits in exchange for cash. The write-down of advertising credits of $2,110,870 is the result of the difference between the amount of credits forfeited in comparison to cash received.

     The Company closed down all of its sales offices other than the head office in Vancouver, BC, Canada by December 2000 as it re-focused its business efforts as an ASP. The assets from these sales offices were written off or disposed of, resulting in a loss of $306,315. The disposal costs were equal to or greater than the proceeds from the assets.

     In accordance with FAS121, management has determined that the goodwill that arose on the acquisition of its Canadian subsidiary is impaired. The Company's business focus is now on licensing its applications and is not devoting the amount of effort and resources to direct coupon sales for the savingumoney.com web portal, which was the main business of the subsidiary at the time of acquisition. Management feels that the potential revenue from the direct coupon sales is not sufficient to warrant carrying the full value of goodwill. Accordingly, goodwill has been written down by $7,134,374 based on a comparison of its estimated fair value, determined using discounted cash flows, to its carrying values.

4.   BALANCE SHEET COMPONENTS

     a)   ACCOUNTS RECEIVABLE

                                                        2000           1999

          Trade accounts receivables                 $  49,351      $  74,042
          Less: Allowance for doubtful accounts        (26,448)       (11,133)
          Other                                         90,894          2,921
                                                     ---------      ---------
                                                     $ 113,797      $  65,830
                                                     =========      =========

     b)   SALES TAX RECOVERABLE

     Sales tax recoverable relates to Canadian Goods and Services Taxes paid by the Company's Canadian subsidiary, SUM Media Corp., on purchases of goods and services for operations.

SUMmedia.com Inc.
(a development stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 AND 1999

--------------------------------------------------------------------------------
(expressed in U.S. dollars)


     c)   PREPAID EXPENSES

     Prepaid expenses relate primarily to advertising credits and monthly fees paid in advance for product support, maintenance and upgrades of the Company's enterprise business system.

                                                  2000           1999

          Advertising credits                  $ 425,807      $      --
          Service fees and deposits               22,984         22,280
          Product support and maintenance         10,603        209,180
                                               ---------      ---------
                                               $ 459,394      $ 231,460
                                               =========      =========

     d)   OTHER ASSETS

     Other assets consist primarily of security deposits related to the Company's leased offices. Also included is a deposit in the amount $31,317 that the Company is required to maintain as a condition under an office sublease. The sub-landlord may access the deposit in the event the Company defaults on a lease payment. The Company must maintain the deposit for the duration of the sublease period, which expires in July 2007.

     e)   JOINT VENTURE

     During April 2000, the Company entered into a joint venture agreement with Golden Net Limited and Party Assets Limited whereby SUMmedia.com.Asia Limited (SUM Asia), a Hong Kong subsidiary of the Company, was formed to establish and manage, in Asia, all of SUMmedia's products and services. Pursuant to the terms of the joint venture agreement, the Company entered into a license agreement with SUM Asia whereby SUMmedia Asia was granted an exclusive license to distribute the Company's products in Asia. The Company's ownership interest in the joint venture is 45% and is accounted for using the equity method. Due to a change in direction by SUMmedia, the Hong Kong joint venture has ceased operations and is inactive at the end of the year. Since SUM Asia is inactive at the end of the year, the amount of loss can not be determined, but management believes that the Company's share of the joint venture's net loss for the year ended December 31, 2000 has exceeded the amount invested and so the carrying value of the investment at December 31, 2000 has been written off.

SUMmedia.com Inc.
(a development stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 AND 1999

--------------------------------------------------------------------------------
(expressed in U.S. dollars)


     f)   SOFTWARE AND PROPERTY AND EQUIPMENT

SOFTWARE                                             2000                                         1999
                                  ------------------------------------------   ------------------------------------------
                                                 ACCUMULATED      NET BOOK                    ACCUMULATED      NET BOOK
                                      COST       AMORTIZATION       VALUE          COST       AMORTIZATION       VALUE

Software                          $ 2,316,484     $(447,045)     $ 1,869,439   $ 1,251,266     $ (24,868)     $ 1,226,398
Software under capital lease           25,952       (10,807)          15,145            --            --               --
                                  ------------------------------------------   ------------------------------------------
                                  $ 2,342,436     $(457,852)     $ 1,884,584   $ 1,251,266     $ (24,868)     $ 1,226,398
                                  ==========================================   ==========================================


PROPERTY AND EQUIPMENT                               2000                                           1999
                                  ------------------------------------------   ------------------------------------------
                                                 ACCUMULATED      NET BOOK                      ACCUMULATED      NET BOOK
                                      COST       AMORTIZATION       VALUE            COST       AMORTIZATION       VALUE

Computer equipment                    806,007      (332,250)         473,757       417,152       (75,223)         341,929
Computer equipment - capital lease    876,078      (253,256)         622,822            --            --               --
Leased automobiles                    206,244       (56,697)         149,547       107,107       (11,353)          95,754
Office equipment                       81,235       (16,422)          64,813        63,130        (2,930)          60,200
Furniture and fixtures                159,843       (20,282)         139,561        54,113        (2,141)          51,972
Leasehold improvements                 96,813        (8,471)          88,342        66,546        (1,978)          64,568
                                  ------------------------------------------   ------------------------------------------
                                  $ 2,226,219     $(687,378)     $ 1,538,841   $   708,048     $ (93,625)     $   614,423
                                  ==========================================   ==========================================


     i)   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                      2000             1999

          Trade accounts payable                  $ 5,776,738      $ 1,268,991
          Employee payables                           510,643           43,061
          Unpaid employee payroll deductions          317,010           95,160
                                                  -----------      -----------
                                                  $ 6,604,391      $ 1,407,212
                                                  ===========      ===========

     Included in trade accounts payable are amounts that are covered by security agreement with certain creditors.

5.   RELATED PARTY TRANSACTIONS

     The Company borrowed the following amounts from certain shareholders:

                                                      2000               1999

     Due to e-Kong Services Limited              $ 1,064,274 (a)     $        --
     Due to Dennis Molloy and Grant Petersen         250,565 (b)              --
     Due to Grant Petersen                            74,304 (c)             397
     Due to Philip Kunsberg                           35,988 (d)
     Due to Dennis Molloy                             28,986 (c)           6,039
                                                 -----------         -----------
                                                 $ 1,454,117         $    56,436
                                                 ===========         ===========

     All amounts due to related parties are without stated terms of repayment, are unsecured and are repayable on demand, except as noted below.

     (a) Interest accrues monthly at the annual rate of prime + 2% (effective rate = 11.64%) as determined by The Hongkong and Shaghai Banking Corporation.
     (b) Interest accrues monthly at the annual rate of 15%. SUMmedia has signed an agreement, guaranteeing the repayment of this loan made to

SUMmedia.com Inc.
(a development stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 AND 1999

--------------------------------------------------------------------------------
(expressed in U.S. dollars)


          these two shareholders in the event that these shareholders do not repay the loan. The loan is due and payable on April 30, 2001.
     (c)  Interest accrues monthly at an annual rate of 10%.
     (d)  Interest accrues monthly at an annual rate of 15%.

     The Company paid $10,305 for management consulting and related services to a significant shareholder (1999 - $133,458 was paid to a Company controlled by the same shareholder). This amount has been included in general and administrative expenses.

6.   COMMITMENTS

     a) The Company has the following annual commitments for the rental of office premises in Vancouver under the terms of an operating lease:

               2001                              $   427,749
               2002                                  435,932
               2003                                  440,023
               2004                                  448,206
               2005                                  452,297
                                                 -----------
                                                 $ 2,204,206
                                                 ===========

     Office lease payments for the year ended December 31, 2000 of $582,942 (1999 - $132,700) were included in general and administrative costs. The lease expires on July 31, 2008. The Company had four other operating leases for office space that were terminated prior to December 31, 2000.

     b) The Company has the following annual capital lease commitments for the Company automobiles and computer equipment from Hewlett-Packard (Canada) Ltd.:

               2001                              $   544,236
               2002                                  388,611
               2003                                   46,257
               2004                                   23,531
                                                 -----------
                                                   1,002,635
               Amount representing interest         (127,253)
                                                 -----------
                                                     875,382
               Less:  Current portion               (443,139)
                                                 -----------
                                                 $   432,243
                                                 ===========

     Subsequent to December 31, 2000, the Company returned both automobiles to the lessor and has reached an agreement with the lessor to cancel the leases in exchange for outstanding principal and interest payments of approximately $12,000.

     During August 2000, the Company entered into a lease agreement with Hewlett-Packard (Canada) Ltd. whereby the Company obtained lease financing in the amount of $1,040,000 including a sale-leaseback of previously purchased equipment in the amount of $420,000. Under the terms of the lease agreement, the leases are repayable over a period of two years and are secured by a general security agreement which creates a first priority charge over all present and future property, assets, rights and undertakings of the Company. On the sale-leaseback transaction, the Company recorded a gain of $70,000. This gain has been deferred and recorded in fixed assets and is being amortized into income over the term of the lease. As part of the lease agreement, SUMmedia is to issue warrants of the Company's common stock equal to 10% of the value of the lease. These warrants have not yet been issued as at December 31, 2000, but the cost of the warrants ($34,517) has been valued using the Black-Scholes valuation method and has been accrued in the financial statements.

SUMmedia.com Inc.
(a development stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 AND 1999

--------------------------------------------------------------------------------
(expressed in U.S. dollars)


7.   INCOME TAXES

     The Company is subject to taxation in the countries and state/provinces where it maintains its registered office and where it operated its sales offices. As a result, the Company is subject to the following taxation:
     U.S. - Federal, Colorado State, Georgia State, Texas State and Washington State; Canada - Federal, Ontario, Alberta and British Columbia provincial.

     At December 31, 2000, the Company has net operating loss carry forwards of approximately $17,803,000 (1999 - $3,806,000), arising from Canadian operations, available to reduce future Canadian taxable income and approximately $3,801,000 (1999 - $299,000), arising from U.S. operations available to reduce future U.S. taxable income. The potential benefits relating to these losses have not been recognized in these consolidated financial statements. The Canadian losses and the U.S. losses expire as follows:

               EXPIRY DATE           CANADA               U.S.

                  2006            $  3,629,000        $         --
                  2007              14,174,000                  --
                  2019                      --             404,000
                  2020                      --           3,397,000
                                  ------------        ------------
                                  $ 17,803,000        $  3,801,000
                                  ============        ============

     Net deferred tax assets are composed of the following:

                                                   2000            1999

          Net operating loss carried forward   $  9,590,000    $  1,835,000
          Software, property and equipment          676,000          54,000
          Investments                               140,000              --
          Accounts receivable                        14,000              --
          Stock-based compensation                  974,000         938,000
          Valuation allowance                   (11,394,000)     (2,827,000)
                                               ------------    ------------
          Net deferred tax assets              $         --    $         --
                                               ============    ============

     Based on a number of factors including, the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided.

     The income tax provision differs from the amount obtained by applying the applicable statutory income tax rates to loss before income taxes as follows:

                                                                   2000             1999

     Net loss before tax, per financial statements            $(34,725,942)    $ (8,314,771)
     Statutory income tax rate                                       38.63%           40.72%
                                                              ------------     ------------
     Income tax recovery based on the statutory rate           (13,415,000)      (3,386,000)
     Non-deductible amortization and write-down of goodwill      4,487,000          733,000
     Non-deductible financing and consulting fees                1,108,000               --
     Non-deductible stock-based compensation                       154,000               --
     Non-deductible expenses                                        18,000           24,000
     Foreign losses subject to different tax rates                (919,000)        (198,000)
     Change in valuation allowance                               8,567,000        2,827,000
                                                              ------------     ------------
     Tax expense per financial statement                      $         --     $         --
                                                              ============     ============

SUMmedia.com Inc.
(a development stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 AND 1999

--------------------------------------------------------------------------------
(expressed in U.S. dollars)


8.   COMPREHENSIVE LOSS

     Comprehensive loss is comprised of net loss and foreign currency translation adjustments. Comprehensive loss was $34,747,129 for the year ended December 31, 2000 (1999 - $8,334,209).

9.   CAPITAL STOCK

     a)   COMMON SHARES

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

     On December 22, 2000, the Company entered into two subscription agreements to issue a total of 20 million common shares to two investors at a price substantially below market value. The difference between market and granting price is recorded as additional paid-in capital. On December 22, 2000, the closing value of the common stock was $0.1719 and the issue price of the common shares was $0.025, resulting in $2,938,000 charged to deficit. At December 31, 2000, there is also a share subscription receivable of $109,488 arising from this transaction, which has reduced additional paid in capital.

     b)   PREFERRED SHARES

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

     As at December 31, 2000, no preferred shares were issued and outstanding.

SUMmedia.com Inc.
(a development stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 AND 1999

--------------------------------------------------------------------------------
(expressed in U.S. dollars)


SHARE TRANSACTIONS & OUTSTANDING WARRANTS

                                                                CASH PROCEEDS      WARRANT          VALUE             WARRABT
DATE OF            COMMON                      ISSUE PRICE        AND SHARE        EXERCISE      ASSIGNED PER       EXPIRY FROM
ISSUANCE           SHARES        WARRANTS       PER UNIT        SUBSCRIPTIONS       PRICE         WARRANT (1)      ISSUANCE DATE
Aug-99             500,000        500,000      $    1.000        $  500,000        $   3.00       $    0.340         24 months
Aug-99             500,000        500,000           1.000           500,000            3.00            0.340         24 months
Jan-00 (a)         308,000        308,000           3.250         1,001,000            4.25            0.809         12 months
Jan-00           1,000,000      1,000,000           4.000         4,000,000            6.00            1.080         12 months
Jan-00 (b)             500             --              --                --              --               --                --
Feb-00             700,000        700,000           5.250         3,675,000            7.00            1.378         12 months
Feb-00 (c)         159,900       (159,900)          3.000           479,700              --               --                --
Mar-00              50,000         50,000           6.000           300,000            8.50            1.280         12 months
Mar-00 (b)           3,000             --              --                --              --               --                --
May-00 (d)          24,000             --              --                --              --               --                --
May-00 (e)           2,300             --              --                --              --               --                --
Jun-00 (f)         510,000             --              --                --              --               --                --
Jun-00 (g)           5,000             --              --                --              --               --                --
Jun-00 (g)          30,840             --              --                --              --               --                --
Jun-00              20,000         20,000           5.250           105,000            7.00            0.423         12 months
Jul-00 (b)          27,200         27,200           2.500            68,000            3.50            0.518         12 months
Jul-00              70,000         70,000           2.500           175,000            3.50            0.518         12 months
Jul-00              28,000         28,000           2.500            70,000            3.50            0.440         12 months
Jul-00              32,500         32,500           2.250            73,125            3.25            0.411         12 months
Jul-00              25,000         25,000           2.000            50,000            3.00            0.398         12 months
Aug-00              31,111         31,111           2.250            70,000            3.25            0.393         12 months
Aug-00             200,000        200,000           2.000           400,000            3.00            0.494         12 months
Aug-00              20,000         20,000           2.000            40,000            3.00            0.498         12 months
Aug-00              20,000         20,000           2.500            50,000            3.50            0.534         12 months
Aug-00              20,000         20,000           2.500            50,000            3.50            0.534         12 months
Aug-00              24,000         24,000           2.500            60,000            3.50            0.477         12 months
Aug-00              29,000         29,000           2.250            65,250            3.25            0.402         12 months
Sep-00             150,000        150,000           2.000           300,000            2.75            0.496         12 months
Sep-00 (h)              --       (500,000)             --                --              --               --                --
Sep-00 (h)              --       (500,000)             --                --              --               --                --
Oct-00             200,000        200,000           1.750           350,000            2.50            0.692         12 months
Oct-00              30,000         30,000           1.000            30,000            1.25            0.390         12 months
Oct-00              35,700         35,700           1.000            35,700            1.25            0.390         12 months
Oct-00 (i)              --        878,455              --                --            1.84            1.800         60 months
Nov-00 (h)              --        (31,000)             --                --              --               --                --
Dec-00 (h)              --       (166,666)             --                --              --               --                --
Dec-00 (h)              --       (116,666)             --                --              --               --                --
Dec-00 (h)              --       (716,668)             --                --              --               --                --
Dec-00 (h)              --       (100,000)             --                --              --               --                --
Dec-00 (h)              --        (21,000)             --                --              --               --                --
Dec-00 (h)              --       (308,000)             --                --              --               --                --
Dec-00 (j)      16,000,000             --           0.025           400,000              --               --                --
Dec-00 (j)       4,000,000             --           0.025           100,000              --               --                --

* Equity units are comprised of one common share plus one share purchase warrant, except as otherwise noted
(a) The company issued 30,840 common shares as compensation for finders' fees related to this private placement.
(b)  Common shares issued as compensation for service rendered.
(c)  Common shares issued pursuant to a warrant exercise
(d) Common shares issued pursuant to a stock option exercise of 24,000 shares at $3.125 per share.
(e) Common shares issued pursuant to a cashless stock option exercise of 2,300 shares at $3.125 per share.
(f) Common shares issued as compensation for finders' fees and for fair market value of legal and consulting services provided to the company.
(g)  Common shares issued as compensation for finders' fees.
(h)  Expired warrants
(i)  Warrants issued as a finance fee pursuant to a financing agreement (note
     13)
(j)  Share issuance only (no warrant)

SUMmedia.com Inc.
(a development stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 AND 1999

--------------------------------------------------------------------------------
(expressed in U.S. dollars)


     (1) The value assigned to the warrants above has been estimated using the Black-Scholes valuation model. Assumptions used in the valuation model included:
          a)   risk free interest rate of 5.9% - 6.1%;
          b)   expected volatility of 80% - 200%;
          c)   expected dividend yield of nil; and
          d)   the actual term to expiry.

     c)   STOCK OPTION PLANS

     In November 2000, the Company's Board of Directors adopted the 2000 Stock Option Plan (the "Plan"). The Plan provides for the issuance of up to 2,000,000 common shares of the Company in connection with incentive and non-statutory stock option awards granted to employees, directors and consultants to the Company. Options will be issued in amounts in accordance with terms and conditions as determined by the Company's Board of Directors. The Plan is subject to shareholder approval.

     At the Company's Annual General Meeting held July 17, 2000, the 1999 Stock Option Plan was approved. The Plan provides for the issuance of up to 2,900,000 common shares of the Company in connection with incentive and non-statutory stock option awards granted to employees, directors and consultants to the Company. Options will be issued in amounts in accordance with terms and conditions as determined by the Company's Board of Directors.

     A summary of activity during the year ended December 31, 2000, under the 1999 Stock Option Plan and 2000 Stock Option Plan is as follows:

                                                              2000                         1999
                                                    -----------------------      -----------------------
                                                                   WEIGHTED                     WEIGHTED
                                                                   AVERAGE                      AVERAGE
                                                    NUMBER OF      EXECISE       NUMBER OF      EXERCISE
                                                      SHARES        PRICE          SHARES        PRICE
Outstanding at beginning of year                    2,472,000      $ 3.180              --      $    --
Granted during year, at market price                2,217,100        0.712       2,472,000        3.180
Granted during year, over market price                 85,600        3.125              --           --
Granted during year, repriced to market price         531,700        1.731              --           --
Granted during year, under market price                95,000        0.010              --           --
Exercised during year                                 (26,300)       3.125              --           --
Forfeited during year                              (1,101,500)       3.194              --           --
Expired during year                                        --                           --           --
                                                    ---------                    ---------
Outstanding at end of year                          4,273,600                    2,472,000
                                                    =========                    =========

                            OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                 ----------------------------------------      -----------------------
                                 WEIGHTED
                                  AVERAGE        WEIGHTED                     WEIGHTED
RANGE OF         NUMBER AT       REMAINING       AVERAGE       NUMBER AT      AVERAGE
EXERCISE         DECEMBER       CONTRACTUAL      EXERCISE      DECEMBER       EXERCISE
 PRICES          31, 2000           LIFE          PRICE        31, 2000        PRICE

$0.01-$0.50      1,909,600         10.00         $ 0.261         496,304      $ 0.242
$0.51-$1.00             --            --              --              --           --
$1.01-$1.50          5,000         10.00           1.192           1,200        1.192
$1.51-$2.00          3,000         10.00           1.970             720        1.970
$2.01-$2.50          7,500         10.00           2.249           1,800        2.249
$2.51-$3.00         36,500         10.00           2.655           8,760        2.655
$3.01-$3.50      2,312,000          9.22           3.190       1,275,440        3.201

SUMmedia.com Inc.
(a development stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 AND 1999

--------------------------------------------------------------------------------
(expressed in U.S. dollars)


     Of the options granted during the year from the 2000 Stock Option Plan, all will vest 100% on March 27, 2001. Once vested, the options may be exercised for a period of up to ten years from the date of grant. The exercise price for the options granted approximated the market value of the underlying stock quoted on the OTC-bulletin board at the date of grant.

     Of the options granted during the year from the 1999 Stock Option Plan, 24% vest 3 months from the date of grant, an additional 40% vest 1 year from the date of grant, and the remainder vest 3% on the last day of each month over the remaining twelve months. Options vest 100% at the end of the two-year period. Once vested, the options may be exercised for a period of up to ten years from the date of grant. The exercise price for the options granted approximated the market value of the underlying stock quoted on the OTC-bulletin board at the date of grant.

     In addition to the options issued pursuant to the Stock Option Plans, the Company issued 95,000 stock options on January 3, 2000 to three members of senior management. The options entitle the holders to purchase one share of common stock for $0.01 for a period of 10 years. These options fully vested on April 1, 2000. During the year, two of the members left the employ of the Company and did not exercise their stock options, causing 45,000 options to expire by December 31, 2000, and another 40,000 options expired subsequent to the end of the year, leaving 10,000 options fully vested but unexercised as of December 31, 2000.

     On July 5, 2000, the Company reprised 294,500 options, and that were issued under the 1999 Stock Option Plan with exercise prices from $4.25 to $8.88, excluding options that were cancelled during the year. The new exercise price for these options is $3.125. In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", the Company is required to recognized stock based compensation related to the repriced options to the extent that the market price of the Company's shares subsequent to the repricing exceeds the revised exercise price for the options. For the year ended December 31, 2000, no stock based compensation has been recorded relating to these repriced stock options as the market price of the Company's shares has been below the new exercise price for the repriced options from the date of the repricing to December 31, 2000.

     d)   STOCK-BASED COMPENSATION

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

     Had the Company determined compensation costs based on fair value at the date of grant for its awards under a method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-based Compensation" the Company's loss and loss per share would be as follows:

                                                       2000            1999

     Loss for the period                          $(34,725,942)   $ (8,314,771)
     Additional compensation expense                (2,075,177)     (3,257,220)
                                                  ------------    ------------
     Pro forma loss for the period                $(36,801,119)   $(11,571,991)
                                                  ============    ============

     Pro forma basic and diluted loss per share   $      (1.91)   $      (0.33)
                                                  ============    ============

     The pro forma compensation expense reflected above has been estimated using the Black-Scholes option-pricing model. Assumptions used in the pricing model included:

          a)   risk free interest rate of 5.9% - 6.1%,
          b)   expected volatility of 80% - 200%;
          c)   expected dividend yield of nil; and
          d)   an estimated average life of two years.

SUMmedia.com Inc.
(a development stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 AND 1999

--------------------------------------------------------------------------------
(expressed in U.S. dollars)

10.  SUPPLEMENTAL CASH FLOWS

                                                                                                  PERIOD FROM
                                                                                                DECEMBER 7, 1990
                                                                                                 (INCEPTION OF
                                                                                                  DEVELOPMENT
                                                                                                   STAGE) TO
                                                                DECEMBER 31,    DECEMBER 31,      DECEMBER 31,
SUPPLEMENTAL CASH FLOW INFORMATION                                  2000            1999              2000
  Cash paid for income taxes                                    $        --     $        --       $        --
  Cash paid for interest                                             25,158           4,794            29,952
SUPPLEMENTAL NON-CASH INVESTING AND
  FINANCING ACTIVITIES
Issuance of common shares for acquisition of SUM Media Corp.             --      12,000,000        12,000,000
Stock based compensation                                            358,499       2,500,000         2,858,499
Share subscriptions receivable                                      109,488         125,000           234,488
Deemed dividend                                                   2,938,000              --         2,938,000
Issuance of common shares for consulting services                 1,172,400              --         1,172,400
Issuance of common shares for legal services                        100,000              --           100,000
Issuance of common shares for finder's fee                        1,147,197              --         1,147,197
Issuance of common shares for Joint Venture                          45,000              --            45,000
Issuance of warrants for finance fee                              1,581,220              --         1,581,220
Capital lease obligations                                           976,527              --           976,527


11.  SEGMENT INFORMATION

                                                                                                        WEBSITE
                                       CONSOLIDATED                  ONLINE COUPONING                    DESIGN
                               ----------------------------    ----------------------------    ---------------------------
Year ended December 31              2000            1999            2000            1999            2000           1999
Revenue                        $  1,111,211    $    132,051    $    236,438    $     96,398    $    733,022   $     23,769
Expenses                         16,601,276       6,548,181      14,989,971       6,535,619         377,343         10,452
Amortization of software,
  property and equipment          1,289,066          97,418         858,116          90,543           5,000          1,250
Segment Profit (loss)           (16,779,131)     (6,513,548)    (15,611,649)     (6,529,764)        350,679         12,067
Goodwill amortization             4,484,678       1,801,223       4,484,678       1,801,223              --             --
Interest                            305,090              --         305,090              --              --             --
Stock based compensation            358,499              --         358,499              --              --             --
Equity issued for payment
  of fees                         2,853,619              --       2,853,619              --              --             --
Loss on impairment of assets      9,582,053              --       9,582,053              --              --             --
Loss from equity investment         362,872              --         362,872              --              --             --
Net income (loss)               (34,725,942)     (8,314,771)    (33,558,460)     (8,330,987)        350,679         12,067
Assets                            4,062,870      16,110,208          15,000      16,062,083           3,750          8,750
Software, property and            2,640,430       1,558,017       2,393,344       1,509,892              --          8,750
  equipment additions

                                                                 APPLICATION
                                         ONLINE                    SERVICE
                                       ADVERTISING                 PROVIDER
                               ---------------------------   --------------------
Year ended December 31              2000           1999           2000       1999
Revenue                        $    141,751   $     11,884   $         --    $ --
Expenses                             27,637          2,110      1,206,325      --
Amortization of software,
  property and equipment             17,500          5,625        408,450      --
Segment Profit (loss)                96,614          4,149     (1,614,775)     --
Goodwill amortization                    --             --             --      --
Interest                                 --             --             --      --
Stock based compensation                 --             --             --      --
Equity issued for payment
  of fees                                --             --             --      --
Loss on impairment of assets             --             --             --      --
Loss from equity investment              --             --             --      --
Net income (loss)                    96,614          4,149     (1,614,775)     --
Assets                                1,875         39,375      4,042,245      --
Software, property and                   --         39,375        247,086      --
  equipment additions

     The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the year ended December 31, 2000, the Company operated within four operating segments (online couponing services, website design, online advertising and ASP

SUMmedia.com Inc.
(a development stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 AND 1999

--------------------------------------------------------------------------------
(expressed in U.S. dollars)


     operations), and operated in three geographic areas (Canada, the United States and a joint venture operation in Hong Kong). Substantially all the Company's assets are located in Canada and substantially all of its revenues were earned in Canada. Included in Website Design is revenue from ForSomeoneSpecial and Siegesoft in the amounts of $575,333 and $113,667, respectively. During the last quarter of the year, the Company put most of its efforts into the ASP operations.

12.  CONTINGENCIES

     In February 2000, a company commenced legal proceedings by filing a writ of summons against SUM Media Corp., a subsidiary of SUMmedia, in the Canadian Federal Court - Trial Division. The plaintiff alleges trademark infringement of the registered trademark no. 503,986 and contends that SUM Media Corp.'s use of "savingumoney" infringes upon their registered trademark "save your money". The plaintiff seeks an injunction against SUM Media Corp. from using "savingumoney", and an Order for delivery of infringing materials. The plaintiff reserves the right to later elect to claim damages or lost profits. A statement of defence was filed and counsel obtained a bifurcation order splitting the issue of liability from that of damages. The Company's management expects to be successful in defending the legal action.

     Pursuant to a Settlement Agreement dated July 25, 2000, related to a legal action against the Company by a former officer and director for unfair dismissal, the Company has been informed that the former officer and director has commenced a new legal action for non-performance with regards to the settlement agreement. Specifically, the former officer and director of the Company is claiming that the Company did not fulfill its obligation under the settlement agreement to find a purchaser for 200,000 restricted SUMmedia shares held by the former officer and director at a price equal to $4.00 per share. The former officer and director of the Company is claiming damages of $800,000 and costs. The Company's management expects to be successful in defending the legal action.

     During October 2000, the Company entered into a settlement and general security agreement with DDB Worldwide Communications Group Inc. ("DDB") related to outstanding accounts payable as at September 30, 2000 in the amount of approximately $3.0 million. Under the terms of the agreements, the Company granted DDB a secondary charge over all present and future property, assets, rights and undertakings of the Company. In December 2000, DDB commenced legal proceedings against SUM Media Corp. and SUMmedia by filing a Writ of Summons and Statement of Claim in the Supreme Court of British Columbia. The claim is for performance of the settlement agreement that acknowledged indebtedness to the supplier of US$565,728 plus CDN$3,433,453 (which is included in accounts payable at December 31, 2000), together with court ordered interest and enforcement of the general security agreement. SUMmedia contends that the agreement is not valid.

     In November 2000, a vendor who supplied advertising space commenced legal proceedings against SUM Media Corp. by filing a Statement of Claim in the Supreme Court of British Columbia. The claim is for C$31,565, plus court ordered interest.

     In December 2000, a group of former employees commenced legal proceedings by filing a writ of summons against SUMmedia America Inc., a subsidiary of the company, in the Superior Court for the State of Washington. The former employees of SUMmedia America Inc. claim US$31,089.32 for non-payment of wages. Subsequent to year-end a settlement agreement has been reached and the former employees have been paid.

     There are four other proceedings against the Company and its subsidiaries for unpaid invoices at December 31, 2000, which total $10,536. Some of these claims have been settled subsequent to year-end. Settlement agreements have been reached with the remaining claims, but are subject to the payment of the negotiated settlement amounts.

SUMmedia.com Inc.
(a development stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 AND 1999

--------------------------------------------------------------------------------
(expressed in U.S. dollars)


13.  SUBSEQUENT EVENTS

     Subsequent to December 31, 2000, the Company:

     a) Received debt financing of approximately $800,000 from one of its major shareholders, which is sufficient to pay day-to-day expenses but not to address debt that accumulated prior to December 1, 2000. The purpose of the funding is to assist the Company in obtaining future investment and revenue contracts. The amount advanced to the Company is at the sole discretion of the shareholder and there is no guarantee as to future advances. Interest accrues monthly on the amounts advanced at the annual rate of prime + 2% (effective rate = 11.64%) as determined by The Hongkong and Shaghai Banking Corporation.

     b) Issued 1,500,000 shares of common stock on January 8, 2001, pursuant to a Termination Agreement with Swartz Private Equity, LLC, dated December 22, 2000. The shares were issued in exchange for the cancellation of 878,455 warrants, which were issued pursuant to an investment agreement dated November 6, 2000.

     c) Acquired all of the outstanding shares of SUMmedia.com Pty Limited ("SUM Australia"). An aggregate of 825,000 shares of common stock of SUMmedia were issued in exchange for 100% ownership of SUM Australia. Prior to this transaction, the Company did not own any of the shares of SUM Australia. A company owned by a former director of the SUMmedia owned 40% of SUM Australia prior to this transaction. SUM Australia owns the exclusive right to market and operate the savingumoney.com brand and operation in Australia. There are no existing staff or operations, but a small amount of revenue is generated from existing contracts.

     d) Granted 200,000 stock options to an officer of the Company. These stock options have an exercise price of $0.33 and expire in November of 2010.

     e) Received notification that, in February 2001, Toronto Carpet Factory Partnership (Toronto Carpet) commenced legal proceedings against SUM Media Corp. by filing proceedings in the Ontario Superior Court. Toronto Carpet claims arrears of rent of approximately CDN$300,000 for failure to pay the monthly amounts owing under a sub-lease for office space. Subject to the payment of the required funds, a settlement agreement has been reached subsequent to year-end where the Company has agreed to pay $26,000 to Toronto Carpet as full settlement of these legal proceedings.

     f) Communicated with its creditors and made a proposal to eliminate its overdue debt by offering, in most instances, equity in the Company to the larger creditors, partial payments to the medium sized creditors, and payment in full to the smaller creditors. This communication and arrangement was not done under a bankruptcy or creditors act, but does require the cooperation of the majority of the creditors. The funding for repayment of the debt will come from selling additional share capital subsequent to the date of these financial statements. Tentative commitments from investors have been made to raise approximately $3.0 million. These funds, along with equity in the Company, are estimated to be sufficient to settle approximately $8.0 million worth of accounts payable and short-term loans outstanding at February 28, 2001. Investors providing these funds will only do so if the Company can secure additional sources of revenue and investment that will make the company a going concern, which, to date, has not happened.

SUMmedia.com Inc.
Form 10-KSB
December 31, 2000

--------------------------------------------------------------------------------

                                    PART III

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes or disagreements.


ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(A)  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The following table sets forth information regarding the executive officers and directors and key employees of SUMmedia as of March 27, 2001

                 NAME AND POSITION                  AGE      HELD POSITION SINCE
     Grant M. Petersen, Chairman of the Board,       45             1999
       Chief Executive Officer and Director

     Johnson Chan, Director                          35             1999

     L. Evan Baergen, Chief Financial Officer,       38             2000
       Secretary and Treasurer

     David R. Noble, Chief Information Officer       39             1999


     The SUMmedia board is divided into three classes designated as Class I, Class II and Class III and its directors are assigned to each class by the board. Grant Petersen is a Class I director and Johnson Chan is a Class III director. As of March 27, 2001 there were no Class II directors

     The following is a brief summary of the business experience of each director and officer over the last five years:

     GRANT M. PETERSEN
     CHAIRMAN AND CHIEF EXECUTIVE OFFICER

     Mr. Petersen has been an officer and director of the Company since August 1999. Over the past five years, Mr. Petersen has been an investor in various enterprises and for his own account and has not had operational or executive responsibilities in any of these endeavors.

     JOHNSON CHAN
     DIRECTOR

     Mr. Chan has been a Director of SUMmedia since November 1999. Based in Hong Kong, Mr. Chan is the chairman of GlobalNet Communications (GlobalNet), a multinational information technology group that has offices in Asia and North America. Mr. Chan has a strong background in the Internet and wireless communications and was the founder of one of the first Internet Service Providers in Hong Kong, SUNDAY.com Communications Ltd. (Sunday) (NASDAQ:SDAY), a Hong Kong-based wireless communications and internet services Company with approximately 300,000 subscribers. In addition to his responsibilities at GlobalNet, Mr. Chan is a Director of Sunday.

SUMmedia.com Inc.
Form 10-KSB
December 31, 2000

--------------------------------------------------------------------------------

     L. EVAN BAERGEN, CA
     CHIEF FINANCIAL OFFICER

     Mr. Baergen has been an officer of SUMmedia since January 2000. He joined SUMmedia from Group Telecom, a telecommunications Company, where he worked as Vice President of Operations. Mr. Baergen was the CFO for an advertising agency, Koo Creative Group, in 1998 and has worked for other companies, such as Nortel Networks. Mr. Baergen obtained his Chartered Accountant designation while articling with Price Waterhouse in 1992. He also holds a Bachelor of Business Administration in accounting from Simon Fraser University and an Electronics Engineering Technology Diploma from Northern Alberta Institute of Technology.

     DAVID R. NOBLE
     CHIEF INFORMATION OFFICER

     Mr. Noble joined SUMmedia in November 1999 from Oracle Corporation, where he was a Technical Manager responsible for Internet Development from the beginning of 1999. From 1994 to 1998, Mr. Noble was with Sierra Systems Consultants Inc., where he was a principal and Technology Leader for the Public Sector Practice and responsible for the Oracle Technology Partnership. Mr. Noble received an honours degree in Computer Science and Information Processing at Brock University, St. Catharines, Ontario (with a minor in Business Management) and a Communications Diploma at Napier College in Scotland.

(B)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended (Exchange
     Act) requires executive officers and directors and persons who beneficially own more than 10% of the common stock (Reporting Persons) to file initial reports of ownership on Form 3 and reports of changes in ownership in Forms 4 and 5 with the Securities and Exchange Commission (SEC). Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.

     During the year ended December 31, 2000, all Reporting Persons reported their beneficial ownership on Forms 3 and subsequently, changes to their beneficial ownership on Forms 4 and 5, with the following exceptions. Grant Petersen filed a Form 5 to report one acquisition that accidentally was not reported on a timely basis on a Form 4 filing. Forms 3 have not been filed by Johnson Chan, Clayhill Limited, Jade West Investment Limited or e-Kong Services Limited.

SUMmedia.com Inc.
Form 10-KSB
December 31, 2000

--------------------------------------------------------------------------------

ITEM 10: EXECUTIVE COMPENSATION

(A)  EXECUTIVE COMPENSATION

     During the year ended December 31, 1998, no executive officer of SUMmedia received a salary. The following table sets forth information concerning executive compensation earned in the years ended December 31, 2000, December 31, 1999 and December 31, 1998. The information in the following table includes salaries, bonuses, stock options granted and other miscellaneous compensation.

                                                   ANNUAL         LONG TERM
                                                COMPENSATION     COMPENSATION
                                                ------------     ------------
                                                                  SECURITIES
     NAME AND PRINCIPAL                                           UNDERLYING
     POSITION                                  YEAR    SALARY       OPTIONS
     ------------------                        ----    ------       -------
     Patrick Brooks, President                 1999          --          --
     to June 1999                              1998          --          --

     Julia A. Petersen, President              1999          --          --
     June 1999 to August 1999

     Grant M. Petersen                         2000   **214,260     280,000
     Chairman and Chief Executive              1999    *133,458     280,000
     Officer from August 1999, Acting
     President from July 2000 to
     September 2000

     John Veltheer, President                  2000     165,884          --
     from August 1999 to July 2000             1999      82,061     200,000

     David Noble, Chief Information            2000     113,340     260,000
     Officer from November 1999                1999       8,747     100,000

     Andre Dragon, Chief Operating             2000     105,530          --
     Officer from August 1999 to               1999      42,928     150,000
     November 2000

     Mr. Brooks did not receive any compensation in 1998 or 1999 as the company was inactive and Mr. Brooks did not actively conduct any day-to-day operations. The fair value of his services is considered to be zero.

     Mrs. Petersen did not receive any compensation in 1999 as the company was inactive until the share exchange with SUM Media Corp and Mrs. Petersen had no active day-to-day duties. Subsequent to the share exchange, Mrs. Petersen ceased to be an officer of the company. The fair value of her services is considered to be zero.

     * Mr. Petersen's salary was paid to 505362 B.C. Ltd., a company wholly owned by Mr. Petersen and his spouse, Julia A. Petersen.

     ** Of the amount paid to Mr. Petersen, approximately $10,000 was paid as consulting fees.

SUMmedia.com Inc.
Form 10-KSB
December 31, 2000

--------------------------------------------------------------------------------

(B)  OPTION GRANTS IN LAST FISCAL YEAR

     The following table represents the grants of stock options in the fiscal year ended December 31, 2000 to Grant M. Petersen, John Veltheer, David Noble and Andre Dragon.

                                          PERCENT OF
                          NUMBER OF      TOTAL OPTIONS   EXERCISE
                          SECURITIES      GRANTED TO     OF BASE
                          UNDERLYING     EMPLOYEES IN     PRICE      EXPIRATION/
           NAME           OPTIONS (#)     FISCAL YEAR     ($/SH)        DATE
           ----           -----------     -----------     ------        ----
     Grant M. Petersen      280,000          12.38%      $   0.29       2010
     John Veltheer               --             --             --         --
     David Noble             10,000           0.44%      $   0.01       2010
     David Noble            250,000          11.05%      $   0.26       2010
     Andre Dragon                --             --             --         --


(C)  AGGREGATED OPTION EXERCISES AND FISCAL YEAR END OPTION VALUE TABLE

     The following table represents the exercise of stock options in the fiscal year ended December 31, 2000 and the fiscal year end value of unexercised options to Grant M. Petersen, John Veltheer, David Noble and Andre Dragon.

                                                  NUMBER OF
                                                 UNEXERCISED         VALUE OF
                                                  SECURITIES       UNEXERCISED
                          SHARES                  UNDERLYING       IN-THE-MONEY
                         ACQUIRED                 OPTIONS AT        OPTIONS AT
                            ON        VALUE       FY-END (#)        FY-END ($)
                         EXERCISE    REALIZED    EXERCISABLE/      EXERCISABLE/
           NAME             (#)        ($)       UNEXERCISABLE     UNEXERCISABLE
     -----------------   --------    --------    --------------    -------------
     Grant M. Petersen      --          --       187,600/92,400    98,021/48,279
     John Veltheer          --          --       128,000/72,000          --
     David Noble            --          --        77,000/33,000    45,017/18,233
     Andre Dragon           --          --       100,500/49,500          --


(D)  DIRECTOR COMPENSATION

     Currently, SUMmedia's directors do not receive any cash compensation for their services as directors, however they are granted stock options.

(E) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     SUMmedia entered into a Settlement Agreement dated July 13, 2000 with John Veltheer, a former President and Director of SUMmedia. The compensation to be paid to Mr. Veltheer under this Agreement is $125,417, representing salary, benefits and outstanding vacation pay.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to beneficial ownership of SUMmedia's common stock as of March 27, 2001 for:

     (a) Each person or entity known by SUMmedia to beneficially own more than 5% of its outstanding common stock;
     (b)  Each of its directors and named executive officers; and
     (c)  All of SUMmedia's directors and named executive officers as a group.

Unless otherwise indicated by footnote, the address for each of the individuals listed in the table is care of SUMmedia, 1200 - 1055 West Hastings Street, Vancouver, B.C., V6E 2E9, Canada. Unless otherwise indicated by footnote, the persons named in the table have sole voting and sole investment power with respect to all shares of common stock shown as beneficially owned by them.

SUMmedia.com Inc.
Form 10-KSB
December 31, 2000

--------------------------------------------------------------------------------

                                                         AMOUNT OF
           NAME AND ADDRESS OF BENEFICIAL OWNER          BENEFICIAL   PERCENT OF
              OR NAME OF OFFICER OR DIRECTOR             OWNERSHIP    CLASS (1)
     -------------------------------------------------   ----------   ----------
     e-Kong Services Limited (2)                         17,008,000     40.3%
     All Officers and directors as a group (4 persons)    6,367,893     15.1%
     Grant M. Petersen (3)                                5,654,093     13.4%
     Dennis Molloy (4)                                    4,884,793     12.0%
     Jade West Investment Limited (5)                     4,000,000      9.5%
     Johnson Chan (6)                                        76,000       *
     L. Evan Baergen (7)                                    301,800       *
     David Noble (8)                                        336,000       *

     ------------

     * Less than one percent.

     (1) Percentage of beneficial ownership is based on 42,223,051 shares of common stock issued and outstanding as of March 27, 2001.

     (2) e-Kong Services Limited's address is Suite 2101-3, K. Wah Centre, 191 Java Road, North Point, Hong Kong. Includes 16,000,000 shares held by Clayhill Limited of P.O. Box 957, Road Town, Tortola, British Virgin Islands. e-Kong Services Limited and Clayhill Limited are wholly owned subsidiaries of e-Kong Group Limited, a Company traded on the Hong Kong Stock Exchange. The address of E-Kong Group Limited is Suite 2101-3 K. Wah Center, 191 Java Road, North Point, Hong Kong.

     (3) Includes stock options for 692,800 shares currently exercisable, or exercisable within 60 days and warrants for 500,000 shares exercisable or exercisable within 60 days. Includes 2,743,355 shares owned of record on August 6, 1999 by nominees for Mr. Petersen as to which shares Mr. Petersen effectively possesses sole voting and investment powers. None of such nominee relationships were initially embodied in formal written agreements. Mr. Petersen has subsequently obtained stock powers covering 786,439 shares formerly owned of record by certain of the nominees.

     (4) Mr. Molloy's address is 24446 80th Avenue, Langley, B.C., Canada. Includes warrants for 500,000 shares exercisable or exercisable within 60 days. Includes 2,743,355 shares owned of record on August 6, 1999 by nominees for Mr. Molloy as to which shares Mr. Molloy effectively possesses sole voting and investment powers. None of such nominee relationships were initially embodied in formal written agreements. Mr. Molloy has subsequently obtained stock powers covering 786,439 shares formerly owned of record by certain of the nominees.

     (5) Jade West Investment Limited's address is P.O. Box 146, Road Town, Tortola, British Virgin Islands.

     (6) Mr. Chan's address is Suite 1276, 1 Trademart Drive, Kowloon Bay, Hong Kong. Includes options for shares currently exercisable or exercisable within 60 days.

     (7) Includes stock options for 301,800 shares currently exercisable, or exercisable within 60 days.

     (8) Includes stock options for 336,000 shares currently exercisable, or exercisable within 60 days.


ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Note 5, "Related Party Transactions", in the Notes to Consolidated Financial Statements. SUMmedia also issued 16 million shares in December 2000 to Clayhill Limited, a company controlled by the e-Kong Group of companies (e-Kong). Together with other direct and indirect holdings, e-Kong holds a controlling interest in SUMmedia.

SUMmedia.com Inc.
Form 10-KSB
December 31, 2000

--------------------------------------------------------------------------------

ITEM 13: EXHIBITS, LISTS AND REPORTS ON FORM 8-K

The following is a list of all exhibits filed as part of this filing or, as noted, incorporated by reference in this filing:

     EXHIBIT NO.                   DESCRIPTION AND METHOD OF FILING

     Exhibit 2.1 Share Purchase Agreement between JCC Consulting Services, Ltd., Cambridge Asset Holdings S.A., Tigerlily Financial Inc., Grant Petersen, Jihong Zhang, Andre Dragon, Dennis Molloy, Albert Szajman, John Veltheer, David Lewis, Reliance Resources Inc. and SUM Media Corp. dated June 11, 1999.*

     Exhibit 3.1.1 Amended and Restated Articles of Incorporation dated June 23, 1999.*

     Exhibit 3.1.2 Articles of Amendment dated August 20, 1999 (incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999).

     Exhibit 3.2      Bylaws adopted by registrant on August 10, 1998.*

     Exhibit 10.1 Software License and Services Agreement between SUMmedia and Oracle Corporation Canada Inc.*

     Exhibit 10.2 Subscription Agreement between SUMmedia.com Inc. and Clayhill Limited dated December 4, 2000.

     Exhibit 10.3 Subscription Agreement between SUMmedia.com Inc. and Jade West Investment Limited dated December 4, 2000.

     Exhibit 10.4 Letter Agreement amending Subscription Agreement between SUMmedia.com Inc. and Clayhill Limited dated December 15, 2000.

     Exhibit 10.5 Letter Agreement amending Subscription Agreement between SUMmedia.com Inc. and Jade West Investment Limited dated December 15, 2000.

     Exhibit 10.6 Second Amendment to the Subscription Agreement by and between SUMmedia.com Inc. and Clayhill Limited , dated January 30, 2001.

     Exhibit 10.7 Second Amendment to the Subscription Agreement by and between SUMmedia.com Inc. and Jade West Investment Limited, dated January 30, 2001.

     Exhibit 10.8 Investment Agreement between SUMmedia.com Inc. and Swartz Private Equity LLC dated November 6, 2000.

     Exhibit 10.9 Termination Agreement between SUMmedia.com Inc. and Swartz Private Equity LLC dated December 22, 2000.

     Exhibit 10.10 Offer to Lease Agreement between SUMmedia.com Inc. and Hewlett Packard (Canada) Ltd. dated March 28, 2000.

     Exhibit 10.11    1999 Stock Option Plan**

     Exhibit 10.12    2000 Stock Option Plan

     Exhibit 10.13 Share Purchase Agreement between SUMmedia.com Inc. and SUMmedia.com Pty Limited, PETCO Investments Pty Limited, ISEC Limited and Trevor Allan Follett, dated October 27, 2000.

SUMmedia.com Inc.
Form 10-KSB
December 31, 2000

--------------------------------------------------------------------------------

     Exhibit 21.1     Subsidiaries of the Registrant.

     Exhibit 99.1 Financial Statements from the Annual Report on Form 10-KSB for the year ended December 31, 1997 incorporated by reference to the same.

     Exhibit 99.2 Financial Statements from the Annual Report on Form 10-KSB for the year ended December 31, 1998 incorporated by reference to the same.

     (b)  Reports filed on Form 8-K

     A Form 8-K was filed June 27, 2000 to disclose the resignations of officers of the Company and also to report the Company's entering in a new stage of development.***

     A Form 8-K was filed January 30,2001 to disclose a change in control of the Company and to report the resignations and appointments to the Board of Directors.***

----------

* Previously filed as part of Issuer's Registration Statement on Form 10-SB filed March 22, 2000, and incorporated by reference.
** Previously filed as Exhibit A of the Issuer's Definitive Proxy Statement filed June 16, 2000, and incorporated by reference.
*** Previously filed on Form 8-K and incorporated by reference.

SUMmedia.com Inc.
Form 10-KSB
December 31, 2000

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SUMMEDIA.COM INC.
                                       By:


Date: April 13, 2001                   /s/ L. EVAN BAERGEN
                                       -----------------------------------------
                                       L. Evan Baergen, CA
                                       Chief Financial Officer


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                       By:


Date:  April 13, 2001                  /s/ L. EVAN BAERGEN
                                       -----------------------------------------
                                       L. Evan Baergen, CA
                                       Chief Financial Officer


                                       By:


Date:  April 13, 2001                  /s/ GRANT PETERSEN
                                       -----------------------------------------
                                       Grant Petersen
                                       Chief Executive Officer,
                                       Chairman of the Board and Director


                                       By:


Date:  April 13, 2001                  /s/ EAMON EGAN
                                       -----------------------------------------
                                       Eamon Egan
                                       Director

SUMmedia.com Inc.
Form 10-KSB
December 31, 2000

--------------------------------------------------------------------------------

                                  EXHIBIT INDEX

     EXHIBIT NO.                   DESCRIPTION AND METHOD OF FILING

     Exhibit 2.1 Share Purchase Agreement between JCC Consulting Services, Ltd., Cambridge Asset Holdings S.A., Tigerlily Financial Inc., Grant Petersen, Jihong Zhang, Andre Dragon, Dennis Molloy, Albert Szajman, John Veltheer, David Lewis, Reliance Resources Inc. and SUM Media Corp. dated June 11, 1999.*

     Exhibit 3.1.1 Amended and Restated Articles of Incorporation dated June 23, 1999.*

     Exhibit 3.1.2 Articles of Amendment dated August 20, 1999 (incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999).

     Exhibit 3.2      Bylaws adopted by registrant on August 10, 1998.*

     Exhibit 10.1 Software License and Services Agreement between SUMmedia and Oracle Corporation Canada Inc.*

     Exhibit 10.2 Subscription Agreement between SUMmedia.com Inc. and Clayhill Limited dated December 4, 2000.

     Exhibit 10.3 Subscription Agreement between SUMmedia.com Inc. and Jade West Investment Limited dated December 4, 2000.

     Exhibit 10.4 Letter Agreement amending Subscription Agreement between SUMmedia.com Inc. and Clayhill Limited dated December 15, 2000.

     Exhibit 10.5 Letter Agreement amending Subscription Agreement between SUMmedia.com Inc. and Jade West Investment Limited dated December 15, 2000.

     Exhibit 10.6 Second Amendment to the Subscription Agreement by and between SUMmedia.com Inc. and Clayhill Limited , dated January 30, 2001.

     Exhibit 10.7 Second Amendment to the Subscription Agreement by and between SUMmedia.com Inc. and Jade West Investment Limited, dated January 30, 2001.

     Exhibit 10.8 Investment Agreement between SUMmedia.com Inc. and Swartz Private Equity LLC dated November 6, 2000.

     Exhibit 10.9 Termination Agreement between SUMmedia.com Inc. and Swartz Private Equity LLC dated December 22, 2000.

     Exhibit 10.10 Offer to Lease Agreement between SUMmedia.com Inc. and Hewlett Packard (Canada) Ltd. dated March 28, 2000.

     Exhibit 10.11    1999 Stock Option Plan**

     Exhibit 10.12    2000 Stock Option Plan

     Exhibit 10.13 Share Purchase Agreement between SUMmedia.com Inc. and SUMmedia.com Pty Limited, PETCO Investments Pty Limited, ISEC Limited and Trevor Allan Follett, dated October 27, 2000.

     Exhibit 21.1     Subsidiaries of the Registrant.

SUMmedia.com Inc.
Form 10-KSB
December 31, 2000

--------------------------------------------------------------------------------

     Exhibit 99.1 Financial Statements from the Annual Report on Form 10-KSB for the year ended December 31, 1997 incorporated by reference to the same.

     Exhibit 99.2 Financial Statements from the Annual Report on Form 10-KSB for the year ended December 31, 1998 incorporated by reference to the same.

     (b)  Reports filed on Form 8-K

     A Form 8-K was filed June 27, 2000 to disclose the resignations of officers of the Company and also to report the Company's entering in a new stage of development.***

     A Form 8-K was filed January 30,2001 to disclose a change in control of the Company and to report the resignations and appointments to the Board of Directors.***

----------

* Previously filed as part of Issuer's Registration Statement on Form 10-SB filed March 22, 2000, and incorporated by reference.
** Previously filed as Exhibit A of the Issuer's Definitive Proxy Statement filed June 16, 2000, and incorporated by reference.
*** Previously filed on Form 8-K and incorporated by reference.