Form 10KSB/A
period 2000-12-31
SUMMEDIA COM INC
filed 2001-06-15
CIK 870751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10 - KSB/A
                                (Amendment No. 1)

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


/s/ PRICEWATERHOUSECOOPERS LLP
Vancouver, Canada

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

                                       SUMMEDIA.COM INC.
                                       By:


Date: June 15, 2001                    /s/ L. EVAN BAERGEN
                                       -----------------------------------------
                                       L. Evan Baergen, CA
                                       Chief Financial Officer


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                       By:


Date:  June 15, 2001                   /s/ L. EVAN BAERGEN
                                       -----------------------------------------
                                       L. Evan Baergen, CA
                                       Chief Financial Officer


                                       By:


Date:  June 15, 2001                   /s/ GRANT PETERSEN
                                       -----------------------------------------
                                       Grant Petersen
                                       Chief Executive Officer,
                                       Chairman of the Board and Director


                                       By:


Date:  June 15, 2001                   /s/ EAMON EGAN
                                       -----------------------------------------
                                       Eamon Egan
                                       Director

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

     Exhibit 3.2      Bylaws adopted by registrant on August 10, 1998.*

     Exhibit 10.1 Software License and Services Agreement between SUMmedia and Oracle Corporation Canada Inc.*

     Exhibit 10.2 Subscription Agreement between SUMmedia.com Inc. and Clayhill Limited dated December 4, 2000.****

     Exhibit 10.3 Subscription Agreement between SUMmedia.com Inc. and Jade West Investment Limited dated December 4, 2000.****

     Exhibit 10.4 Letter Agreement amending Subscription Agreement between SUMmedia.com Inc. and Clayhill Limited dated December 15, 2000.****

     Exhibit 10.5 Letter Agreement amending Subscription Agreement between SUMmedia.com Inc. and Jade West Investment Limited dated December 15, 2000.****

     Exhibit 10.6 Second Amendment to the Subscription Agreement by and between SUMmedia.com Inc. and Clayhill Limited , dated January 30, 2001.****

     Exhibit 10.7 Second Amendment to the Subscription Agreement by and between SUMmedia.com Inc. and Jade West Investment Limited, dated January 30, 2001.****

     Exhibit 10.8 Investment Agreement between SUMmedia.com Inc. and Swartz Private Equity LLC dated November 6, 2000.****

     Exhibit 10.9 Termination Agreement between SUMmedia.com Inc. and Swartz Private Equity LLC dated December 22, 2000.****

     Exhibit 10.10 Offer to Lease Agreement between SUMmedia.com Inc. and Hewlett Packard (Canada) Ltd. dated March 28, 2000.****

     Exhibit 10.11    1999 Stock Option Plan**

     Exhibit 10.12    2000 Stock Option Plan****

     Exhibit 10.13 Share Purchase Agreement between SUMmedia.com Inc. and SUMmedia.com Pty Limited, PETCO Investments Pty Limited, ISEC Limited and Trevor Allan Follett, dated October 27, 2000.****

     Exhibit 21.1     Subsidiaries of the Registrant.****

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

     (b)  Reports filed on Form 8-K

     A Form 8-K was filed June 27, 2000 to disclose the resignations of officers of the Company and also to report the Company's entering in a new stage of development.***

     A Form 8-K was filed January 30,2001 to disclose a change in control of the Company and to report the resignations and appointments to the Board of Directors.***

----------

* Previously filed as part of Issuer's Registration Statement on Form 10-SB filed March 22, 2000, and incorporated by reference.
** Previously filed as Exhibit A of the Issuer's Definitive Proxy Statement filed June 16, 2000, and incorporated by reference.
***  Previously filed on Form 8-K and incorporated by reference.
**** Previously filed on Form 10-KSB filed April 16, 2001, and incorporated by reference.