Form 10QSB
period 2001-03-31
SUMMEDIA COM INC
filed 2001-06-15
CIK 870751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from __________ to __________

Commission file number: 33-38214-D

SUMmedia.com Inc.

(Exact name of small business issuer as specified in its charter)
Colorado	95-4734398
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 1120, 595 Howe Street, Vancouver, B.C. CANADA V6C 2T5
(Address of principal executive offices)

(604)331-4643 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Applicable only to issuers involved in bankruptcy proceedings during preceeding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On May 31, 2001, the registrant had 42,233,051 shares of $0.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

SUMmedia.com Inc.
Index to Form 10 - QSB

PART I: FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements
Item 2 - Plan of Operations PART II: OTHER INFORMATION Item 1 - Legal Proceedings
Item 2 - Changes in Securities
Item 3 - Defaults Upon Senior Securities
Item 4 - Submission of Matters to a Vote of Security Holders
Item 5 - Other Information
Item 6 - Exhibits and Reports on Form 8-K PART I: FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

SUMmedia.com Inc.
(discontinued operations)
Consolidated Balance Sheets

(expressed in U.S. dollars)
	MARCH 31	DECEMBER 31
	2001	2000
	(unaudited)	(audited)

ASSETS
Current assets
Accounts receivable	$ 3,540	$ 113,797
Sales tax recoverable	16,274	23,810
Prepaid expenses	31,833	459,394
Total current assets	51,647	597,001

Other assets	-	42,444
Software	-	1,884,584
Property and equipment	333,000	1,538,841
	$ 384,647	$ 4,062,870

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$ 6,459,633	$ 6,604,391
Due to related parties	2,410,628	1,454,117
Deferred revenue	-	102,800
Current portion of obligation under capital lease	641,524	443,139
Total current liabilities	9,511,785	8,604,447

Obligation under capital lease	-	432,243
	9,511,785	9,036,690

Capital stock
Authorized
1,000,000 preferred shares, $0.01 par value
65,500,000 common shares, $0.01 par value
Issued	422,231	398,981
42,223,051 (2000 - 39,898,051) common shares
Additional paid-in capital	39,963,508	36,118,193
Warrants issued in connection with private placements	1,592,630	5,282,332
Share subscriptions	-	(109,488)
Accumulated other comprehensive income	33,037	(40,625)
Deficit	(51,138,544)	(46,623,213)
	(9,127,138)	(4,973,820)
	$ 384,647	$ 4,062,870

See accompanying note on going concern and discontinued operations

The accompanying notes are an integral part of these
consolidated financial statements

SUMmedia.com Inc.
(discontinued operations)
Consolidated Statements of Discontinued Operations

(expressed in U.S. dollars)

	FOR THE THREE MONTHS ENDED MARCH 31
	2001	2000
	(unaudited)	(unaudited)

Sales	$ 49,089	$ 474,512
Cost of sales	14,324	131,618
Gross profit	34,765	342,894

Operating expenses
Stock based compensation (general & administrative)	(246,506)	653,014
General and administrative	902,974	5,539,935
Marketing	454,794	2,484,532
Amortization of software	107,281	-
Amortization of property and equipment	218,851	156,803
Amortization of goodwill	-	1,115,044
Research and development	188,912	60,998
Loss on impairment of long-lived assets	2,923,790	-
	4,550,096	10,010,326

Loss for the period	(4,515,331)	(9,667,432)

Weighted-average number of common shares outstanding	41,938,051	17,622,990

Basic and diluted loss per share	$ (0.11)	$ (0.55)

The accompanying notes are an integral part of these
consolidated financial statements

SUMmedia.com Inc.
(discontinued operations)
Consolidated Statements of Changes in Shareholders' Deficiency

(expressed in U.S. dollars)
	COMMON STOCK		ADDITIONAL PAID IN CAPITAL	WARRANTS ISSUED IN CONNECTION WITH PRIVATE PLACEMENT		DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	SHAREHOLDERS' DEFICIENCY

	SHARES	AMOUNT		WARRANT	AMOUNT

Balance - December 31, 2000	39,898,051	$ 398,981	$ 36,008,705	4,590,966	$ 5,282,332	$ (46,623,213)	$ (40,625)	$ (4,973,820)

Issue of shares for warrants pursuant to	1,500,000	15,000	1,566,219	(878,455)	(1,581,219)	-	-	-
Investment Termination Agreement
Acquisition of SUMmedia.com Pty Limited in	825,000	8,250	417,119	-	-	-	-	425,369
January 2001
Forfeited stock options	-	-	(246,506)	-	-	-	-	(246,506)
Cash received on share subscription receivable	-	-	109,488	-	-	-	-	109,488
Expired warrants for Private Placement # 9	-	-	1,080,172	(1,000,000)	(1,080,172)	-	-	-
Expired warrants for Private Placement # 10	-	-	964,290	(700,000)	(964,290)	-	-	-
Expired warrants for Private Placement # 14	-	-	64,021	(50,000)	(64,021)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	73,662	73,662
Loss for the period	-	-	-	-	-	(4,515,331)	-	(4,515,331)
Comprehensive loss								(4,441,669)
Balance - March 31, 2001 (unaudited)	42,223,051	$ 422,231	$ 39,963,508	1,962,511	$ 1,592,630	$ (51,138,544)	$ 33,037	$ (9,127,138)

SUMmedia.com Inc.
(discontinued operations)
Consolidated Statements of Cash Flows

(expressed in U.S. dollars)
	FOR THE THREE MONTHS ENDED MARCH 31
	2001	2000
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (4,515,331)	$ (9,768,654)
Adjustments to reconcile loss for the period to net cash used in operating activities
Stock based compensation	(246,506)	653,014
Amortization of software	107,281	63,532
Amortization of property and equipment	218,851	93,271
Amortization of goodwill	-	1,115,044
Write-off of property and equipment	2,923,790	-
Gain on disposition of property and equipment	97,815
Changes in non-cash working capital items
Accounts receivable	108,006	(292,380)
Sales tax recoverable	6,577	(19,376)
Prepaid expenses	417,929	(3,907,219)
Accounts payable and accrued liabilities	182,233	6,376,190
Deferred revenue	(100,868)	181,024
	(800,222)	(5,505,554)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common shares	109,488	8,771,432
Due to related parties	956,511	81,706
Repayment/settlement of capital lease obligations	(191,208)	71,010
	874,791	8,924,148
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Other Assets	41,100	(175,314)
Purchase of property and equipment	-	(1,566,165)
	41,100	(1,741,479)
Foreign exchange effect on cash	(115,669)	(55,158)
Increase (decrease) in cash and cash equivalents	-	1,621,957
Cash and cash equivalents, beginning of the period	-	2,108,167
Cash and cash equivalents, end of the period	$ -	$ 3,730,124

The accompanying notes are an integral part of these
consolidated financial statements
SUMmedia.com Inc.
(discontinued operations)
Notes to Consolidated Fionancial Statements (unaudited)
March 31, 2001

Going Concern and Discontinued Operations

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplate continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company and its subsidiaries are unable to continue as going concerns. As a result of the Company's decision to discontinue all of its current operations and liquidate its principal operating subsidiary, as outlined below, such matters are subject to significant uncertainty. As a result of these decisions, these consolidated financial statements have been prepared using principles applicable to a discontinued operation. The Company was previously in the development stage.

Other than recording losses associated with normal business activities that would be recognized on a going concern basis up to May 10, 2001, these consolidated financial statements do not reflect: (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (b) liability amounts that may be allowed for claims or contingencies pursuant to bankruptcy proceedings undertaken by the Canadian subsidiary, or their status or priority; or (c) adjustments to the carrying value of assets (including intangibles) or liability amounts that may be necessary as a result of bankruptcy proceedings.

As a result of conditions existing at March 31, 2001, the Company reviewed its assets for impairment and concluded that future cash flows would not be sufficient to support the carrying amount of its non-current assets and certain prepaid amounts. Accordingly, the Company wrote-down its accounts receivable by $10,626, prepaid expenses and advertising credits by $423,803, other assets by $26,064, software by $1,686,864, and property and equipment by $779,170. The new carrying values were based on fair values realized upon disposition of the assets or appraisals by companies specializing in the disposal of the specified assets. The Company still has approximately $400,000 of prepaid advertising that it can use in future promotions even though the carrying value was written down to nil.

In conjunction with the decision to discontinue operations, the Company's Canadian operating subsidiary, SUM Media Corp., voluntarily declared bankruptcy on May 10, 2001 and filed an Assignment for the General Benefit of Creditors pursuant to the Canadian Bankruptcy and Insolvency Act. Ernst and Young has been appointed the Trustee of the Estate of the Bankrupt and accordingly, SUM Media Corp. is in liquidation. The Trustee has sold certain assets consisting of computer equipment and office furniture and received proceeds of approximately $153,000. The Trustee is currently investigating the title to certain assets including leased computer equipment and intellectual property, as whether they are owned by the Company or the Canadian subsidiary and whether certain accounts payable included in the liabilities of the Canadian subsidiary amounting to approximately $3.6 million are liabilities of the Company. As at June 13, 2001, no liabilities have been discharged and since the realization of assets will not be sufficient to settle the subsidiary's liabilities, the subsidiary is expected to report a gain on discharge of its obligations. The net liabilities of the Canadian subsidiary as recorded in the subsidiary's accounts, including the liabilities being investigated by the Trustee, have been included in these consolidated financial statements as at March 31, 2001.

MARCH 31
2001
(unaudited)

Accounts receivable	$ 3,540
Sales tax recoverable	16,274
Property and equipment	333,000
Accounts payable and accrued liabilities	(5,397,165)
Intercompany	(16,902,026)
Capital leases	(641,524)
Net Liabilities	$ (22,587,901)

In January 2001, the Company acquired all the outstanding shares of SUMmedia.com PTY Limited ("SUM Australia") for 825,000 common shares of the Company. A company owned by a former director (resignation effective November 13, 2000) who is a relative of an officer of the Company, owned 40% of SUM Australia prior to the transaction. SUM Australia, an inactive company, owned the exclusive rights to market and operate the savingumoney.com brand and operation in Australia. As SUM Australia did not constitute an active business, the fair value of the shares was reported as an intangible representing the operating rights in Australia. In conjunction with the review of the Company's long-lived assets as at March 31, 2001, the Company reduced the value of this intangible to nil, reflecting the present value of estimated expected future cash flows.

As at March 31, 2001, the Company's joint venture, SUMmedia.com Asia Limited, and other subsidiary, SUMmedia America Inc., were inactive.

The Company's operations have been that of a holding company providing financing and certain limited administrative services to the operating subsidiaries. The assets held by the Company have been reviewed for impairment as noted above. Based on recorded amounts, the Company has an excess of liabilities over assets and accordingly, there is substantial doubt about the Company's ability to continue as a going concern. Management is currently planning to maintain the Company's eligibility on NASDAQ's OTC Bulletin Board while pursuing other opportunities for the Company. e-Kong Services Limited, the Company's major shareholder, is providing limited funding through additional debt in order to keep the Company in compliance with any regulatory requirements. Management does not have an alternative plan to address the going concern issue. If the Company fails to receive additional funding and develop another business activity, the Company could fail as a going concern.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the financial position as at March 31, 2001 and the results of operations for the three month periods ended March 31, 2001 and 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

The consolidated financial statements include the accounts of SUMmedia.com Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation. Investments in entities in which the Company can exercise significant influence, but less than majority-owned and not otherwise controlled by the Company, are accounted for using the equity method.

Prepaid Expenses

Prepaid expenses are for insurance.

	MARCH 31	DECEMBER 31
	2001	2000
Advertising credits	$ -	$ 425,807
Prepaid service fees & deposits	31,833	22,983
Product support and maintenance	-	10,603
	$ 31,833	$ 459,393

Accounts Payable and Accrued Liabilities

	MARCH 31 2001	DECEMBER 31 2000
Trade accounts payable Employee payables Unpaid employee payroll deductions	$ 5,906,436 373,921 179,276	$ 5,776,738 510,643 317,010
	$ 6,459,633	$ 6,604,391

Due to Related Parties

The Company borrowed the following amounts from certain shareholders:

		March 31 2001	December 31 2000
Due to e-Kong Services Limited	(a)	$ 2,013,060	$ 1,064,274
Due to Dennis Molloy and Grant Petersen	(b)	259,408	250,565
Due to Grant Petersen	(c)	72,444	74,304
Due to Dennis Molloy	(c)	30,238	28,986
Due to Philip Kunsberg	(d)	35,478	35,988
		$ 2,410,628	$ 1,454,117
The Company continues to accrue interest on the amounts due to related parties and all amounts are without stated terms of repayment, unsecured and are repayable on demand, except as noted below.
  a. Interest accrues monthly at the annual rate of prime + 2% (effective rate = 11.64%) as determined by The Hongkong and Shanghai Banking Corporation.
  b. Interest accrues monthly at the annual rate of 15%. The Company has guaranteed a loan that these two shareholders entered into with a third party ("lender").    The funds received by the shareholders were subsequently lent to SUMmedia and used in general operations. The loan to the shareholders is currently overdue and arrangements are being made to repay the lender in full. To date, the lender has not filed a claim in any court against the shareholders or the Company.
  c. Interest accrues monthly at an annual rate of 10%.

  d. Interest accrues monthly at an annual rate of 15%.

No demands have been made for repayment of interest or the loans, with the exception of (d), as outlined in the Contingencies section. The Company is not in default on any interest payment.

Commitments

As part of the lease agreement with Hewlett-Packard (Canada) Ltd. (HP), SUMmedia was to issue warrants of the Company's common stock equal to 10% of the value of the lease. These warrants were not issued as at March 31, 2001, but the cost of the warrants ($34,517) has been valued using the Black-Scholes valuation method and has been accrued in the financial statements. Due to the termination of the lease agreement and the return of assets pursuant to the agreement, the Company does not expect to issue these warrants and has written the assets under capital lease down to their estimated net realizable value of $180,000. As of March 31, 2001, the Company is in default of its lease agreement and is behind in its lease payments to HP by approximately $310,000. This amount is included in accounts payable. The lease contains no clauses that would cause future payments to become accelerated or due immediately in the event of such default or any other consequences for failure to comply with the terms of the lease. The lease was terminated by HP and to date, no claim has been made by HP against the Company for lease payments owed. The title to these assets is in dispute between the Trustee and HP. The assets are currently in the possession of the Trustee but HP has announced their intention to file a statement of claim.

Comprehensive Loss

Comprehensive loss is comprised of net loss and foreign currency translation adjustments. Comprehensive income was $73,662 and ($86,390) for the three month periods ended March 31, 2001 and 2000, respectively.

Segment Information

The Company identified its operating segments based on its two business activities, direct sales to merchants of online promotion management products and the licensing of its technology through an Application Service Provider model. Previously, the Company separated Direct Online Sales into three separate segments - Online Couponing, Website Design and Online Advertising. As the Company refocused its efforts on licensing its applications under the Application Service Provider segment, operations in the other areas became less significant. Up to the time of bankruptcy of the Company's Canadian subsidiary, only a small group maintained operations for Online Couponing, Website Design and Online Advertising. Due to the small size of these three segments and their commonalities as compared to the Application Service Provider segment, they have now been grouped into one segment.

	Consolidated		Direct Online Sales		Application Service Provider
	March 31	March 31	March 31	March 31	March 31	March 31
	2001	2000	2001	2000	2001	2000
Revenue	$ 49,089	$ 474,512	$ 49,089	$ 474,512	$ -	$ -
Cost of sales	14,324	131,618	14,324	131,618	-	-
Amortization of capital assets	326,132	156,803	23,750	156,803	302,382	-
Segment Profit (loss)	(291,367)	186,091	(11,015)	186,091	(256,219)	-
Other operating costs	1,435,177	8,085,465	66,185	8,085,465	1,368,992	-
Equity issued for payment of fees	-	-	-	-	-	-
Interest	111,503	-	11,150	-	100,353	-
Stock based compensation	(246,506)	653,014	(246,506)	653,014	-	-
Goodwill amort.	-	1,115,044	-	1,115,044	-	-
Loss on impairment of long term assets	2,923,790	-	41,947	-	2,881,843	-
Loss from equity investment	-	101,222	-	101,222	-	-
Net income (loss)	(4,515,331)	(9,768,654)	138,239	(9,768,654)	(4,607,407)	-
Total assets	384,647	22,455,660	80,625	22,455,660	304,022	-
Fixed asset additions	-	1,566,615	-	1,566,615	-	-

Supplemental Cash Flow Information

                                                         FOR THE THREE MONTHS ENDED:
	MARCH 31	MARCH 31
SUPPLEMENTALCASH FLOW INFORMATION	2001	2000
Cash paid for income taxes	$ -	$ -
Cash paid for interest	-	-
SUPPLEMENTAL NON-CASH INVESTING AND
FINANCING ACTIVITIES
Issuance of common shares for acquisition subsidiaries	425,369	-
Acquisition of assets under capital lease	-	74,889
Capital Stock

Share Transactions and Outstanding Warrants

DATE OF ISSUANCE		COMMON SHARES	WARRANTS
Jan-01	(a)	1,500,000	(878,455)
Jan-01	(b)	825,000	-
Jan-01	(c)	-	(1,000,000)
Feb-01	(c)	-	(700,000)
Mar-01	(c)	-	(50,000)

(a) Shares issued in exchange for cancellation of 878,455
warrants, pursuant to a Termination Agreement
(b) Shares issued pursuant to Share Purchase Agreement
(c) Expired warrants

Pursuant to a Termination Agreement dated December 22, 2000 between the Company and Swartz Private Equity LLC ("Swartz"), the Company issued 1.5 million common shares to Swartz and is obligated to issue additional common shares, if necessary, such that the aggregate value of the shares held by Swartz shall equal at least $500,000 on certain measurement dates. The aggregate value is measured by the average closing bid price for the 20 days immediately preceding the measurement date, where the measurement date is (i) 120 days after the execution date of the Termination Agreement and upon each 90 day anniversary of the 120 day anniversary date, and (ii) 90 days after the first date on which the aggregate value is at least $500,000, and the common shares issued to Swartz are immediately resellable, and each 90 anniversary of this first date. The common shares issued to Swartz are not immediately resellable until such time as they are included in an effective resale registration statement submitted by the Company and approved by the regulatory authorities or pursuant to Rule 144(k) of the Securities Act of 1933. Measurement dates continue until the later of (a) 181 days after the date of execution of the Termination Agreement or (b) 91 days after any date as specified in (ii) above that the aggregate value is at least $500,000 and the common shares are immediately resellable.

The average closing bid price for the 20 days immediately preceding the 120 day anniversary date resulted in an aggregate value of greater than $500,000. Therefore, the Company is not required to issue additional common shares to Swartz at this measurement date. Potential future obligations to issue additional common shares to Swartz, in accordance with the Termination Agreement as noted above, still exist.

Stock Options

A summary of the activity during the quarter ended March 31, 2001, under the 1999 Stock Option Plan and 2000 Stock Option Plan is as follows:

	Number of	Exercise
	Common	Price
	Shares	Per Share
Balance - Outstanding at December 31, 2000	4,273,600	0.01
Granted January 1 to March 31, 2001 (unaudited)	241,500	0.33-0.56
Exercised January 1 to March 31, 2001(unaudited)	-	-
Forfeited January 1 to March 31, 2001 (unaudited)	898,000	0.01-3.44
Balance - March 31, 2001 (unaudited)	3,617,100	0.01-3.44
During the quarter ended March 31, 2001, a former employee and officer forfeited stock options when the employment was terminated. These options were issued at an exercise price that was significantly below the market price and were recorded as stock based compensation when issued in January, 2000. The financial statements reflect the recovery of this prior year expense in the current period.

In April 2001, an officer of the Company exercised a stock option in the amount of 10,000 common shares at an exercise price of $0.01 per share. No repricing of the stock option occurred.

Contingencies

In February 2000, a company commenced legal proceedings by filing a writ of summons against SUM Media Corp., a subsidiary of SUMmedia, in the Canadian Federal Court - Trial Division. The plaintiff alleges trademark infringement of the registered trademark no. 503,986 and contends that SUM Media Corp.'s use of "savingumoney" infringes upon their registered trademark "save your money". The plaintiff seeks an injunction against SUM Media Corp. from using "savingumoney", and an Order for delivery of infringing materials. The plaintiff reserves the right to later elect to claim damages or lost profits. A statement of defence was filed and counsel obtained a bifurcation order splitting the issue of liability from that of damages. The Company was also named as a party to these proceedings. If the ownership of "savingumoney.com" is determined to reside in the Company and not in its bankrupt subsidiary, SUM Media Corp. and the plaintiff files claim against the Company, SUMmedia will defend itself against this action if it wishes to keep "savingumoney.com" for future use. The Company's future course of action will depend on what intellectual property remains under the ownership of the Company and any future revenue opportunities that are present.

Pursuant to a Settlement Agreement dated July 25, 2000, related to a legal action against the Company by a former officer and director for unfair dismissal, the Company has been informed that the former officer and director has commenced a new legal action for non-performance with regards to the settlement agreement. Specifically, the former officer and director of the Company is claiming that the Company did not fulfill its obligation under the settlement agreement to find a purchaser for 200,000 restricted SUMmedia shares held by the former officer and director at a price equal to $4.00 per share. The former officer and director of the Company is claiming damages of $800,000 and costs. The Company was also named in these proceedings. The Company's management expects to be successful in defending the legal action.

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

In January 2001, a claim was filed against the Company for unpaid invoices totaling $51,688 for printing services. The Company is currently negotiating to settle this debt.

Philip Kunsberg, a former employee and officer of the Company, is currently in negotiations with the Company to receive 500,000 stock options and 500,000 shares of the Company in exchange for debt (see Due to Related Parties note) and severance owed to him by SUM Media Corp. and his former position as President and Director of SUMmedia.

Two former employees have filed claims against the Company's U.S. subsidiary, SUMmedia America Inc. for $15,000 each, relating to the termination of their employment.

A former employee has filed a claim against the Company for wages owing of approximately $4,000. The Company is defending itself against this claim and expects to be successful.

Item 2 - Plan of Operations

Forward-Looking Statements

This document contains certain "forward-looking statements" that involve known and unknown risks and uncertainties, such as statements of plans, objectives, expectations and intentions of SUMmedia.com Inc. (the Company or SUMmedia). When used in this document, the words "expects," "anticipates," "intends," "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document are applicable to all related forward-looking statements, wherever they appear in this document. SUMmedia's actual results could differ materially from those discussed in this document.

Business Overview

The Company has discontinued all operations as of May 10, 2001, other than such activity as required to keep the Company in good standing with the regulatory authorities. Consequently, the Company's Canadian operating subsidiary, SUM Media Corp., voluntarily declared bankruptcy on May 10, 2001 and filed an Assignment for the General Benefit of Creditors pursuant to the Canadian Bankruptcy and Insolvency Act. Ernst and Young has been appointed the Trustee of the Estate of the Bankrupt and accordingly, SUM Media Corp. is in liquidation. The Trustee has sold certain assets consisting of computer equipment and office furniture and received proceeds of approximately $153,000. The Trustee is currently investigating the title to certain assets including computer equipment reported as a capital lease, whether the intellectual property is owned by the Company or the Canadian subsidiary and whether certain accounts payable included in the liabilities of the Canadian subsidiary amounting to approximately $3.6 million are liabilities of the Company. As at June 13, 2001, no liabilities have been discharged and since the realization of assets will not be sufficient to settle the subsidiary's liabilities, the subsidiary is expected to report a gain on discharge of its obligations. The net liabilities of the Canadian subsidiary as recorded in the subsidiary's accounts, including the liabilities being investigated by the Trustee, have been included in these consolidated financial statements as at March 31, 2001.

Cash requirements

With the termination of all operations, the Company is left without a source of revenue and a large amount of debt. A major shareholder of the Company has agreed to continue to fund management's effort to maintain the Company's eligibility on NASDAQ'S OTC Bulletin Board. e-Kong, the Company's major shareholder is providing limited funding through additional debt while management puts a new plan in place. There is no assurance that the Company will be successful in its plans.

As of March 31, 2001, SUMmedia had approximately 45 employees in Vancouver, British Columbia. Subsequent to the Company's Canadian subsidiary ceasing operations, three part-time employees remain employed by the Company.

Employees

As of March 31, 2001, SUMmedia had approximately 45 employees in Vancouver, British Columbia.  Now that the Canadian subsidiary has ceased operations, only three part-time employees remain employed by the Company.

Results of Operations

SUMmedia reports its financial statements in U.S. dollars but its functional currency shifted to the Canadian dollar in 1999 due to a change in SUMmedia's principal business activity. With the closure of the Canadian operation, exposure to foreign currency risk will be reduced, even though some expenses remain in Canadian dollars. Therefore, the amount of exposure to foreign currency risk is not expected to be significant.

During the quarter ended March 31, 2001, SUMmedia continued to focus on achieving its first licensing contract as an Application Service Provider (ASP). This involved marketing its eCoupon services under the SUMsolutions banner to businesses that wanted to increase their ability to target and reach new customers and to improve existing customer relationships. The SUMsolutions product allows businesses to extend SUMmedia's internet-based marketing tools, such as web sites and web-based and wireless coupons, to their customers. For the quarter ended March 31, 2001, SUMmedia has not recorded any SUMsolutions product revenues. Subsequent to quarter end, all operations and marketing efforts have ceased.

SUMmedia incurred a loss of $4,515,331 for the three months ended March 31, 2001. This figure is down significantly even after taking into account a loss on impairment of long-lived assets of $2.9 million and a write down of prepaid advertising expenses of over $400,000, compared to a loss of almost $9.7 million for the three months ended March 31, 2000. The reduction is due to managements efforts to reduce operating expenses and marketing and branding development.

Revenues for the three months ended March 31, 2001 were just under $50,000, compared to $475,000 for the same period in the previous year. Revenues are down because of the change in strategic focus that the Company took in the prior year when it terminated all of its direct sales to merchants and concentrated on obtaining licensing revenue as an ASP. Gross profit remained fairly consistent at 76% for the quarter just ended compared to 72% for the same period last year.

During the three months ended March 31, 2001, SUMmedia incurred $903,000 in various general and administration costs compared to $5.5 million for the same period last year. The amount spent on general and administration costs declined significantly during the quarter ended March 31, 2001, compared to the from the quarter ended December 31, 2000, as management continued to focus on reducing operating costs in anticipation of closing new investment and revenue agreements. At March 31, 2001, there were approximately 45 employees (March 31, 2000 - 135 employees), and this was later reduced on May 10, 2001 to 3 part time employees.

The Company acquired all of the outstanding shares of SUMmedia.com Pty Limited ("SUM Australia") in January 2001. An aggregate of 825,000 shares of common stock of SUMmedia were issued in exchange for 100% ownership of SUM Australia. Prior to this transaction, the Company did not own any of the shares of SUM Australia. A company owned by a former director and related party to an executive officer of SUMmedia owned 40% of SUM Australia prior to this transaction. SUM Australia owns the exclusive right to market and operate the savingumoney.com brand and operation in Australia. As SUM Australia did not constitute an active business, the fair value of the shares was reported as an intangible representing the operating rights in Australia. In conjunction with the review of the Company's long-lived assets as at March 31, 2001, the Company reduced the value of this intangible to nil, reflecting the present value of estimated expected future cash flows.

A former employee and officer forfeited his right to exercise stock options prior to February 15, 2001. The options were issued in January 2000, and were subsequently forfeited in February, 2001. These options were issued at an exercise price that was significantly below the market price and were recorded as stock based compensation when issued. The financial statements reflect the recovery of this expense of $246,000.

Research and development costs amounted to $189,000 and $61,000 for the three months ended March 31, 2001 and 2000, respectively. Research and development costs were primarily comprised of payroll costs to developers to complete the Company'[s promotion management software. Payments in the prior years were mainly for outside contractors and expenses related to engineering design work and testing of SUMmedia's technology. Product development expenses are expected to decrease to nil, since operations have ceased subsequent to the end of the quarter.

During the three months ended March 31, 2001, SUMmedia incurred $50,000 on various sales and marketing costs before taking into account the write down of prepaid advertising expenses of over $400,000, compared to $2.5 million for the same period in the previous year. The high marketing costs in the prior year were due to the large promotion campaign undertaken by the Company to promote its savingumoney.com coupon website and brand. During the first six months of 2000, SUMmedia intensified its North American branding efforts for the savingumoney.com brand. Significant branding efforts rolled out in the first six months included the launch and sustaining program of the Company's television advertising campaign in Canada and a major media launch and sustaining program directed at the Seattle market, which coincided with the Company's launch of its Seattle office. During the quarter ended March 31, 2001, consistent with managements focus on reducing operating costs and the shift in focus to the Application Service Provider model, the Company reduced its marketing efforts.

Amortization expense incurred for property and equipment and software was $326,000 for the three months ended March 31, 2001 ($157,000 - March 31, 2000), during which time SUMmedia purchased no additional fixed assets, compared with $1.57 million of computers, office equipment, furniture and fixtures and software purchases in the same period last year. Amortization expense related to goodwill on the purchase of SUM Media Corp. was nil for this quarter and $1.1 million for the same quarter last year. Goodwill was determined to have no further carrying value because of the change in business focus and subsequently was written off during the fourth quarter of last year.

Liquidity and Capital Resources

At March 31, 2001, SUMmedia had no cash (March 31, 2000 - $3.7 million), a working capital deficiency of $9.5 million (March 31, 2000 - surplus of $176,000) and shareholders' deficiency of $9.1 million (March 31, 2000 - shareholders' equity of $14 million). Since December 2000, the Company has been dependent on a major shareholder to supply working capital and will continue to do so now that all business activities have been discontinued.. How long the shareholders will continue to support the Company in this manner is uncertain. Management, along with its major shareholders is seeking financing and other business opportunities. There is no certainty that such initiatives will be successful.

Quantitative and Qualitative Disclosure about Market Risk

Following completion of the bankruptcy proceedings of the subsidiary which are currently in progress as described in the notes to the Financial Statements for Q1, SUMmedia's exposure to market risk will be minimal given the inactive status of the Company and current low trading value per share. This is not expected to change unless an active business is re-started within the Company.

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

In February 2000, a company commenced legal proceedings by filing a writ of summons against SUM Media Corp., a subsidiary of SUMmedia, in the Canadian Federal Court - Trial Division. The plaintiff alleges trademark infringement of the registered trademark no. 503,986 and contends that SUM Media Corp.'s use of "savingumoney" infringes upon their registered trademark "save your money". The plaintiff seeks an injunction against SUM Media Corp. from using "savingumoney", and an Order for delivery of infringing materials. The plaintiff reserves the right to later elect to claim damages or lost profits. A statement of defence was filed and counsel obtained a bifurcation order splitting the issue of liability from that of damages. The Company was also named as a party to these proceedings. If the ownership of "savingumoney.com" is determined to reside in the Company and not in its bankrupt subsidiary, SUM Media Corp., the Company will have to defend itself against this action if it wishes to keep "savingumoney.com" for future use.

Pursuant to a Settlement Agreement dated July 25, 2000, related to a legal action against the Company by a former officer and director for unfair dismissal, the Company has been informed that the former officer and director has commenced a new legal action for non-performance with regards to the settlement agreement. Specifically, the former officer and director of the Company is claiming that the Company did not fulfill its obligation under the settlement agreement to find a purchaser for 200,000 restricted SUMmedia shares held by the former officer and director at a price equal to $4.00 per share. The former officer and director of the Company is claiming damages of $800,000 and costs. The Company was also named in these proceedings. The Company's management expects to be successful in defending the legal action.

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

In January 2001, a claim was filed against the Company for unpaid invoices totaling $51,688 for printing services. The Company is currently negotiating to settle this debt.

Two former employees have filed claims against the Company's U.S. subsidiary, SUMmedia America Inc. for $15,000 each, relating to the termination of their employment.

A former employee has filed a claim against the Company for wages owing of approximately $4,000. The Company is defending itself against this claim and expects to be successful.

Item 2 - Changes in Securities

All sales of unregistered securities issued by SUMmedia were denominated in U.S. dollars.

In January 2001, the Company acquired all of the outstanding shares of SUMmedia.com Pty Limited ("SUM Australia"). An aggregate of 825,000 shares of common stock of SUMmedia were issued in exchange for 100% ownership of SUM Australia. Prior to this transaction, the Company did not own any of the shares of SUM Australia. A company owned by a former director and related party to an executive officer of SUMmedia, owned 40% of SUM Australia prior to this transaction. SUM Australia owns the exclusive right to market and operate the savingumoney.com brand and operation in Australia. There currently are no active business operations of SUM Australia.

In January 2001, the Company issued 1.5 million shares of common stock of SUMmedia to Swartz Private Equity, LLC, in exchange for the cancellation of an investment contract that the parties had earlier signed on November 6, 2000. As part of the cancellation of the investment contract, the previously issued 878,455 warrants were cancelled.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2001. Previous matters were disclosed in Item 4 on Form 10-QSB for the quarter ended September 30, 2000, incorporated herein by reference.

Item 5 - Other Information

Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

a) Reports on Form 8 - K
  On January 30, 2001, the Company filed a report on Form 8-K, which announced that pursuant to a Subscription Agreement dated December 22, 2000, the Subscriber became a controlling shareholder by acquiring 40.8% of the issued and outstanding stock of the Company. The Company also announced the appointment of L. Evan Baergen as Chief Financial Officer, the resignations of Andre Dragon, Steve Tatone and Dennis Molloy from their executive positions, and Frank Palmer, Arvid Petersen and John Veltheer as Directors of the Company.*

On June 8, 2001, the Company filed a report on Form 8-K, announcing the bankruptcy of its subsidiary SUM Media Corp. and the imminent disposition of this subsidiary's assets by the Trustee in bankruptcy.*

*Previously filed on Form 8-K and incorporated by reference

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 15, 2001,

SUMmedia.com Inc.

By: /s/ GRANT M. PETERSEN
Grant M. Petersen
Chairman and CEO

By: /s/ EAMON EGAN
Eamon Egan
Director