Form 10QSB/A
period 2001-03-31
SUMMEDIA COM INC
filed 2001-06-22
CIK 870751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - QSB/A

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
Index to Form 10 - QSB/A

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

The accompanying notes are an integral part of these
consolidated financial statements

SUMmedia.com Inc.
(discontinued operations)
Consolidated Statements of Changes in Shareholders' Deficiency

(expressed in U.S. dollars)
	COMMON STOCK	ADDITIONAL PAID IN CAPITAL	WARRANTS ISSUED IN CONNECTION WITH PRIVATE PLACEMENTS	DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	SHAREHOLDERS' DEFICIENCY

	SHARES	AMOUNT		WARRANTS	AMOUNT

Balance - December 31, 2000	39,898,051	$ 398,981	$ 36,008,705	4,590,966	$ 5,282,332	$ (46,623,213)	$ (40,625)	$ (4,973,820)

Issue of shares for warrants pursuant to	1,500,000	15,000	1,566,219	(878,455)	(1,581,219)	-	-	-
Investment Termination Agreement
Acquisition of SUMmedia.com Pty Limited in	825,000	8,250	417,119	-	-	-	-	425,369
January 2001
Forfeited stock options	-	-	(246,506)	-	-	-	-	(246,506)
Cash received on share subscription receivable	-	-	109,488	-	-	-	-	109,488
Expired warrants for Private Placement # 9	-	-	1,080,172	(1,000,000)	(1,080,172)	-	-	-
Expired warrants for Private Placement # 10	-	-	964,290	(700,000)	(964,290)	-	-	-
Expired warrants for Private Placement # 14	-	-	64,021	(50,000)	(64,021)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	73,662	73,662
Loss for the period	-	-	-	-	-	(4,515,331)	-	(4,515,331)
Comprehensive loss								(4,441,669)
Balance - March 31, 2001 (unaudited)	42,223,051	$ 422,231	$ 39,963,508	1,962,511	$ 1,592,630	$ (51,138,544)	$ 33,037	$ (9,127,138)

SUMmedia.com Inc.
(discontinued operations)
Consolidated Statements of Cash Flows

(expressed in U.S. dollars)
	FOR THE THREE MONTHS ENDED MARCH 31
	2001	2000
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (4,515,331)	$ (9,667,432)
Adjustments to reconcile loss for the period to net cash used in operating activities
Stock based compensation	(246,506)	653,014
Amortization of software	107,281	63,532
Amortization of property and equipment	218,851	93,271
Amortization of goodwill	-	1,115,044
Write-off of property and equipment	2,923,790	-
Gain on disposition of property and equipment	97,815	-
Changes in non-cash working capital items
Accounts receivable	108,006	(292,380)
Sales tax recoverable	6,577	(19,376)
Prepaid expenses	417,929	(3,907,219)
Accounts payable and accrued liabilities	182,233	5,912,921
Deferred revenue	(100,868)	181,024
	(800,222)	(5,867,601)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common shares	109,488	9,239,032
Due to related parties	956,511	81,706
Repayment/settlement of capital lease obligations	(191,208)	(3,879)
	874,791	9,316,859
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Other Assets	41,100	(276,536)
Purchase of property and equipment	-	(1,491,276)
	41,100	(1,767,812)
Foreign exchange effect on cash	(115,669)	(59,489)
Increase (decrease) in cash and cash equivalents	-	1,621,957
Cash and cash equivalents, beginning of the period	-	2,108,167
Cash and cash equivalents, end of the period	$ -	$ 3,730,124

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

In conjunction with the decision to discontinue operations, the Company's Canadian operating subsidiary, SUM Media Corp., voluntarily declared bankruptcy on May 10, 2001 and filed an Assignment for the General Benefit of Creditors pursuant to the Canadian Bankruptcy and Insolvency Act. Ernst and Young has been appointed the Trustee of the Estate of the Bankrupt and accordingly, SUM Media Corp. is in liquidation. The Trustee has sold certain assets consisting of computer equipment and office furniture and received proceeds of approximately $153,000. The Trustee is currently investigating the title to certain assets including leased computer equipment and intellectual property, as  to whether they are owned by the Company or the Canadian subsidiary and whether certain accounts payable included in the liabilities of the Canadian subsidiary amounting to approximately $3.6 million are liabilities of the Company. As at June 13, 2001, no liabilities have been discharged and since the realization of assets will not be sufficient to settle the subsidiary's liabilities, the subsidiary is expected to report a gain on discharge of its obligations. The net liabilities of the Canadian subsidiary as recorded in the subsidiary's accounts, including the liabilities being investigated by the Trustee, have been included in these consolidated financial statements as at March 31, 2001.

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

	Consolidated		Direct Online Sales		Application Service Provider
	March 31	March 31	March 31	March 31	March 31	March 31
	2001	2000	2001	2000	2001	2000
Revenue	$ 49,089	$ 474,512	$ 49,089	$ 474,512	$ -	$ -
Cost of sales	14,324	131,618	14,324	131,618	-	-
Amortization of capital assets	326,132	156,803	23,750	156,803	302,382	-
Segment Profit (loss)	(291,367)	186,091	11,015	186,091	(302,382)	-
Other operating costs	1,435,177	8,085,465	66,185	8,085,465	1,368,992	-
Equity issued for payment of fees	-	-	-	-	-	-
Interest	111,503	-	11,150	-	100,353	-
Stock based compensation	(246,506)	653,014	(246,506)	653,014	-	-
Goodwill amort.	-	1,115,044	-	1,115,044	-	-
Loss on impairment of long term assets	2,923,790	-	41,947	-	2,881,843	-
Loss from equity investment	-	101,222	-	101,222	-	-
Net income (loss)	(4,515,331)	(9,768,654)	138,239	(9,768,654)	(4,653,570)	-
Total assets	384,647	22,455,660	80,625	22,455,660	304,022	-
Fixed asset additions	-	1,566,615	-	1,566,615	-	-

Supplemental Cash Flow Information

                                                         FOR THE THREE MONTHS ENDED:
	MARCH 31	MARCH 31
SUPPLEMENTALCASH FLOW INFORMATION	2001	2000
Cash paid for income taxes	$ -	$ -
Cash paid for interest	-	-
SUPPLEMENTAL NON-CASH INVESTING AND
FINANCING ACTIVITIES
Issuance of common shares for acquisition subsidiaries	425,369	-
Acquisition of assets under capital lease	-	74,889

Capital Stock

Share Transactions and Outstanding Warrants

DATE OF ISSUANCE		COMMON SHARES	WARRANTS
Jan-01	(a)	1,500,000	(878,455)
Jan-01	(b)	825,000	-
Jan-01	(c)	-	(1,000,000)
Feb-01	(c)	-	(700,000)
Mar-01	(c)	-	(50,000)

(a) Shares issued in exchange for cancellation of 878,455
warrants, pursuant to a Termination Agreement
(b) Shares issued pursuant to Share Purchase Agreement
(c) Expired warrants

Pursuant to a Termination Agreement dated December 22, 2000 between the Company and Swartz Private Equity LLC ("Swartz"), the Company issued 1.5 million common shares to Swartz and is obligated to issue additional common shares, if necessary, such that the aggregate value of the shares held by Swartz shall equal at least $500,000 on certain measurement dates. The aggregate value is measured by the average closing bid price for the 20 days immediately preceding the measurement date, where the measurement date is (i) 120 days after the execution date of the Termination Agreement and upon each 90 day anniversary of the 120 day anniversary date, and (ii) 90 days after the first date on which the aggregate value is at least $500,000, and the common shares issued to Swartz are immediately resellable, and each 90  day anniversary of this first date. The common shares issued to Swartz are not immediately resellable until such time as they are included in an effective resale registration statement submitted by the Company and approved by the regulatory authorities or pursuant to Rule 144(k) of the Securities Act of 1933. Measurement dates continue until the later of (a) 181 days after the date of execution of the Termination Agreement or (b) 91 days after any date as specified in (ii) above that the aggregate value is at least $500,000 and the common shares are immediately resellable.

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

Stock Options

A summary of the activity during the quarter ended March 31, 2001, under the 1999 Stock Option Plan and 2000 Stock Option Plan is as follows:

	Number of	Exercise
	Common	Price
	Shares	Per Share
Balance - Outstanding at December 31, 2000	4,273,600	0.01-3.44
Granted January 1 to March 31, 2001 (unaudited)	241,500	0.33-0.56
Exercised January 1 to March 31, 2001(unaudited)	-	-
Forfeited January 1 to March 31, 2001 (unaudited)	898,000	0.01-3.44
Balance - March 31, 2001 (unaudited)	3,617,100	0.01-3.44

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

During the three months ended March 31, 2001, SUMmedia incurred $903,000 in various general and administration costs compared to $5.5 million for the same period last year. The amount spent on general and administration costs declined significantly during the quarter ended March 31, 2001, compared  to the quarter ended December 31, 2000, as management continued to focus on reducing operating costs in anticipation of closing new investment and revenue agreements. At March 31, 2001, there were approximately 45 employees (March 31, 2000 - 135 employees), and this was later reduced on May 10, 2001 to 3 part-time employees.

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

Research and development costs amounted to $189,000 and $61,000 for the three months ended March 31, 2001 and 2000, respectively. Research and development costs were primarily comprised of payroll costs to developers to complete the  Company's promotion management software. Payments in the prior years were mainly for outside contractors and expenses related to engineering design work and testing of SUMmedia's technology. Product development expenses are expected to decrease to nil, since operations have ceased subsequent to the end of the quarter.

During the three months ended March 31, 2001, SUMmedia incurred $50,000 on various sales and marketing costs before taking into account the write down of prepaid advertising expenses of over $400,000, compared to $2.5 million for the same period in the previous year. The high marketing costs in the prior year were due to the large promotion campaign undertaken by the Company to promote its savingumoney.com coupon website and brand. During the first six months of 2000, SUMmedia intensified its North American branding efforts for the savingumoney.com brand. Significant branding efforts rolled out in the first six months included the launch and sustaining program of the Company's television advertising campaign in Canada and a major media launch and sustaining program directed at the Seattle market, which coincided with the Company's launch of its Seattle office. During the quarter ended March 31, 2001, consistent with  management's focus on reducing operating costs and the shift in focus to the Application Service Provider model, the Company reduced its marketing efforts.

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