Form 10QSB
period 2001-06-30
SUMMEDIA COM INC
filed 2001-08-14
CIK 870751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

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

SUMmedia.com Inc.
(discontinued operations)
Consolidated Balance Sheets

(expressed in U.S. dollars)
	JUNE 30	DECEMBER 31
	2001	2000
	(unaudited)	(audited)

ASSETS
Current assets
Restricted Cash	$ 158,500	$ -
Accounts receivable	710	113,797
Sales tax recoverable	-	23,810
Prepaid expenses	18,260	459,394
Total current assets	177,470	597,001

Other assets	-	42,444
Software	-	1,884,584
Property and equipment	184,900	1,538,841
	$ 362,370	$ 4,062,870

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$ 6,503,282	$ 6,604,391
Due to related parties	2,849,707	1,454,117
Deferred revenue	-	102,800
Current portion of obligation under capital lease	667,900	443,139
Total current liabilities	10,020,889	8,604,447

Obligation under capital lease	-	432,243
	10,020,889	9,036,690

Capital stock
Authorized
1,000,000 preferred shares, $0.01 par value
65,500,000 common shares, $0.01 par value
Issued	422,331	398,981
42,223,051 (2000 - 39,898,051) common shares
Additional paid-in capital	39,971,958	36,118,193
Warrants issued in connection with private placements	1,584,180	5,282,332
Share subscriptions	-	(109,488)
Accumulated other comprehensive income	(161,004)	(40,625)
Deficit	(51,475,984)	(46,623,213)
	(9,658,519)	(4,973,820)
	$ 362,370	$ 4,062,870

See accompanying note on going concern and discontinued operations

The accompanying notes are an integral part of these
consolidated financial statements

SUMmedia.com Inc.
(discontinued operations)
Consolidated Statements of Discontinued Operations

(expressed in U.S. dollars)

	FOR THE THREE MONTHS ENDED JUNE 30		FOR THE SIX MONTHS ENDED JUNE 30
	2001	2000	2001	2000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales	$ -	$ 431,700	$ 49,089	$ 906,212
Cost of Sales	-	257,876	14,324	389,494
Gross Profit	-	173,824	34,765	516,718

Operating Expenses
Stock Based Compensation (general & admin.)	-	-	(246,506)	653,014
General and administrative	336,694	(128,593)	1,239,668	5,411,342
Marketing	746	3,672,972	455,540	6,157,504
Amortization of software	-	255,921	107,281	306,360
Amortization of property and equipment	-	184,425	218,851	290,789
Amortization of goodwill	-	1,115,042	-	2,230,086
Research and development	-	94,218	188,912	155,216
Loss on impairment of long-lived assets	-	-	2,923,790	-
	337,440	5,193,985	4,887,536	15,204,311
Loss from operations	(337,440)	(5,020,161)	(4,852,771)	(14,687,593)

Share of loss from equity accounted investment	-	(90,866)	-	(90,866)
Loss for the period	$ (337,440)	$ (5,111,027)	$ (4,852,771)	$ (14,778,459)

Weighted-average number of common shares outstanding	42,233,051	18,518,688	42,086,311	18,072,455

Basic and diluted loss per share	$ (0.01)	$ (0.28)	$ (0.12)	$ (0.82)

                                                             The accompanying notes are an integral part of these
                                                                                              consolidated financial statements.

SUMmedia.com Inc.
(discontinued operations)
Consolidated Statements of Changes in Shareholders' Deficiency

(expressed in U.S. dollars)
	COMMON STOCK	ADDITIONAL PAID IN CAPITAL	WARRANTS ISSUED IN CONNECTION WITH PRIVATE PLACEMENTS	DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	SHAREHOLDERS' DEFICIENCY

	SHARES	AMOUNT		WARRANTS	AMOUNT

Balance - December 31, 2000	39,898,051	$ 398,981	$ 36,008,705	4,590,966	$ 5,282,332	$ (46,623,213)	$ (40,625)	$ (4,973,820)

Issue of shares for warrants pursuant to	1,500,000	15,000	1,566,219	(878,455)	(1,581,219)	-	-	-
Investment Termination Agreement
Acquisition of SUMmedia.com Pty,	825,000	8,250	417,119	-	-	-	-	425,369
Limited in January, 2001
Forfeited stock options	-	-	(246,506)	-	-	-	-	(246,506)
Cash received on share subscription receivable	-	-	109,488	-	-	-	-	109,488
Expired warrants for Private Placement # 9	-	-	1,080,172	(1,000,000)	(1,080,172)	-	-	-
Expired warrants for Private Placement # 10	-	-	964,290	(700,000)	(964,290)	-	-	-
Expired warrants for Private Placement # 14	-	-	64,021	(50,000)	(64,021)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	73,662	73,662
Loss for the period	-	-	-	-	-	(4,515,331)	-	(4,515,331)
Comprehensive loss								(4,441,669)
Balance - March 31, 2001 (unaudited)	42,223,051	$ 422,231	$ 39,963,508	1,962,511	$ 1,592,630	$ (51,138,544)	$ 33,037	$ (9,127,138)

Shares issued pursuant to 1999 stock option plan	10,000	100	-	-	-	-	-	100
Expired Warrants for Private Placement # 13	-	-	8,450	(20,000)	(8,450)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(194,041)	(194,041)
Loss for the period	-	-	-	-	-	(337,440)	-	(337,440)
Comprehensive loss								(531,481)
Balance - June 30, 2001 (unaudited)	42,233,051	$ 422,331	$ 39,971,958	1,942,511	$ 1,584,180	$ (51,475,984)	$ (161,004)	$ (9,658,519)

SUMmedia.com Inc.
(discontinued operations)
Consolidated Statements of Cash Flows

(expressed in U.S. dollars)
	FOR THE THREE MONTHS ENDED JUNE 30
	2001	2000
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (4,852,771)	$ (14,778,459)
Adjustments to reconcile loss for the period to net cash used in operating activities
Stock based compensation	(246,506)	653,014
Amortization of software	107,281	320,031
Amortization of property and equipment	218,851	277,118
Amortization of goodwill	-	2,230,086
Loss on equity investment	-	90,866
Common stock issued for payment of fees	-	1,272,400
Write-off of property and equipment	2,923,790	-
Gain on disposition of property and equipment	97,815	-
Changes in non-cash working capital items
Restricted Cash	(158,500)	-
Accounts receivable	110,954	(247,037)
Sales tax recoverable	23,363	(37,252)
Prepaid expenses	432,673	(3,494,546)
Other Assets	41,100	-
Accounts payable and accrued liabilities	(37,848)	4,614,857
Deferred revenue	(100,868)	221,804
	(1,440,667)	(8,877,118)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common shares	109,588	9,760,700
Due to related parties	1,395,590	(86,073)
Repayment/settlement of capital lease obligations	(191,208)	(8,460)
Proceeds from demand loan	-	1,000,000
	1,313,970	10,666,167
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Proceeds from (purchase of) property and equipment	153,000	(3,275,469)
Other assets	-	(329,548)
	153,000	(3,605,017)
Foreign exchange effect on cash	(26,303)	(97,104)
Increase (decrease) in cash and cash equivalents	$ -	$ (1,913,072)
Cash and cash equivalents, beginning of the period	-	2,108,167
Cash and cash equivalents, end of the period	$ -	$ 195,095

The accompanying notes are an integral part of these
consolidated financial statements

SUMmedia.com Inc.
(discontinued operations)
Notes to Consolidated Fionancial Statements (unaudited)
June 30, 2001

Going Concern and Discontinued Operations

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company and its subsidiaries are unable to continue as going concerns.  As a result of the Company's decision to discontinue all of its current operations and liquidate its principal operating subsidiary, as outlined below, such matters are subject to significant uncertainty. As a result of these decisions, these consolidated financial statements have been prepared using principles applicable to a discontinued operation.  The Company was previously in the development stage.

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

As a result of conditions existing at March 31, 2001, the Company reviewed its assets for impairment and concluded that future cash flows would not be sufficient to support the carrying amount of its non-current assets and certain prepaid amounts.  Accordingly, the Company wrote-down its accounts receivable by $10,626, prepaid expenses and advertising credits by $423,803, other assets by $26,064, software by $1,686,864, and property and equipment by $779,170.   The new carrying values were based on fair values realized upon disposition of the assets or appraisals by companies specializing in the disposal of the specified assets. The Company still has approximately $400,000 of prepaid advertising that it can use in future promotions even though the carrying value was written down to nil.  No further write downs were deemed necessary for the period ended June 30, 2001.

In conjunction with the decision to discontinue operations, the Company's Canadian operating subsidiary, SUM Media Corp., voluntarily declared bankruptcy on May 10, 2001 and filed an Assignment for the General Benefit of Creditors pursuant to the Canadian Bankruptcy and Insolvency Act.  Ernst and Young has been appointed the Trustee of the Estate of the Bankrupt and accordingly, SUM Media Corp. is in liquidation.  The Trustee has sold certain assets consisting of computer equipment and office furniture and received proceeds of approximately C$240,000 or US$158,500.  Since the bankruptcy proceedings of SUM Media Corp. have not been completed, the proceeds from the sale of the bankrupt company's assets are shown as restricted cash on the balance sheet. The Trustee is currently investigating the title to leased computer equipment from Hewlett-Packard (Canada) Ltd.   As at June 30, 2001, no liabilities have been discharged and since the realization of assets will not be sufficient to settle the subsidiary's liabilities, the subsidiary is expected to report a gain on discharge of its obligations. The net liabilities of the Canadian subsidiary as recorded in the subsidiary's accounts have been included in these consolidated financial statements as at June 30, 2001.

MARCH 31
2001
(unaudited)

Restricted Cash	$ 158,500
Property and Equipment	184,900
Accounts Payable and Accrued Liabilities	(2,269,344)
Intercompany	(21,522,884)
Capital leases	(667,900)
Net Liabilities	$ (24,116,728)

As at June 30, 2001, the Company's joint venture, SUMmedia.com Asia Limited, and other subsidiary, SUMmedia America Inc., were inactive.

The Company's operations have been that of a holding company providing financing and certain limited administrative services to the operating subsidiaries.  The assets held by the Company have been reviewed for impairment as noted above.  Based on recorded amounts, the Company has an excess of liabilities over assets and accordingly, there is substantial doubt about the Company's ability to continue as a going concern.  Management is currently planning to maintain the Company's eligibility on the OTC Bulletin Board while pursuing other opportunities for the Company. e-Kong Services Limited, the Company's major shareholder, is providing limited funding through additional debt in order to keep the Company in compliance with any regulatory requirements.  Management does not have an alternative plan to address the going concern issue.  If the Company fails to receive additional funding and develop another business activity, the Company could fail as a going concern.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States for interim financial information.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of the Company's management, the unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the financial position as at June 30, 2001 and the results of operations for the three month and six month periods ended June 30, and March 31, 2001 and 2000.   For further information, refer to the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

The consolidated financial statements include the accounts of SUMmedia.com Inc. and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated on consolidation.  Investments in entities in which the Company can exercise significant influence, but less than majority-owned and not otherwise controlled by the Company, are accounted for using the equity method.

Prepaid Expenses

	JUNE 30	DECEMBER 31
	2001	2000
Advertising credits	$ -	$ 425,807
Prepaid service fees & deposits	18,260	22,983
Product support and maintenance	-	10,603
	$ 18,260	$ 459,393

Accounts Payable and Accrued Liabilities

	JUNE 30 2001	DECEMBER 31 2000
Trade accounts payable Employee payables Unpaid employee payroll deductions	$ 6,503,282 - -	$ 5,776,738 510,643 317,010
	$ 6,503,282	$ 6,604,391

Due to Related Parties

The Company borrowed the following amounts from certain shareholders:

		June 30 2001	December 31 2000
Due to e-Kong	(a)	$ 2,422,553	$ 1,064,274
Due to Dennis Molloy and Grant Petersen	(b)	268,254	250,565
Due to Grant Petersen	(c)	84,889	74,304
Due to Dennis Molloy	(c)	35,953	28,986
Due to Philip Kunsberg	(d)	38,058	35,988
		$ 2,849,707	$ 1,454,117

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

The Company has signed an agreement dated June 22, 2001 with its largest shareholder, e-Kong Services Limited, that gives the shareholder the option to convert all or a portion of its debt to common shares of the Company at a conversion price of $.01 per share or the minimum conversion price allowed by the regulatory authorities.  To date, the shareholder has not converted any of its debt to equity.

Commitments

As part of the lease agreement with Hewlett-Packard (Canada) Ltd. (HP), SUMmedia was to issue warrants of the Company's common stock equal to 10% of the value of the lease.  These warrants were not issued as at June 30, 2001, but the cost of the warrants ($34,517) has been valued using the Black-Scholes valuation method and has been accrued in the financial statements. Due to the termination of the lease agreement and the return of assets pursuant to the agreement, the Company does not expect to issue these warrants and has written the assets under the capital lease down to their estimated net realizable value of $180,000.  As of June 30, 2001, the Company is in default of its lease agreement and is behind in its lease payments to HP by approximately $443,000.  This amount is included in accounts payable.  The lease contains no clauses that would cause future payments to become accelerated or due immediately in the event of such default or any other consequences for failure to comply with the terms of the lease.  The lease was terminated by HP and to date, no claim has been made by HP against the Company for lease payments owed.  The title to these assets is in dispute between the Trustee and HP.  The assets are currently in the possession of the Trustee.

Comprehensive Loss

Comprehensive loss is comprised of net loss and foreign currency translation adjustments.  Comprehensive loss was $194,041 and $120,379 for the three month and six month period ended June 30, 2001.

Segment Information

The Company has identified its operating segments in the past based on its business activities.  Since the company does not currently have any operating segments, no segmented information is presented.

Supplemental Cash Flow Information

                                                        FOR THE THREE MONTHS ENDED:
	JUNE 30	JUNE 30
SUPPLEMENTALCASH FLOW INFORMATION	2001	2000
Cash paid for income taxes	$ -	$ -
Cash paid for interest	-	-
SUPPLEMENTAL NON-CASH INVESTING AND
FINANCING ACTIVITIES
Issuance of common shares for acquisition of subsidiaries	425,369	-
Acquisition of assets under capital lease	-	74,889

Capital Stock

Share Transactions and Outstanding Warrants

DATE OF	COMMON	WARRANTS
ISSUANCE	SHARES
Aug-99	500,000	500,000
Aug-99	500,000	500,000
Jun-00	20,000	20,000
Jul-00	27,200	27,200
Jul-00	70,000	70,000
Jul-00	28,000	28,000
Jul-00	32,500	32,500
Jul-00	25,000	25,000
Aug-00	31,111	31,111
Aug-00	200,000	200,000
Aug-00	20,000	20,000
Aug-00	20,000	20,000
Aug-00	20,000	20,000
Aug-00	24,000	24,000
Aug-00	29,000	29,000
Sep-00	150,000	150,000
Oct-00	200,000	200,000
Oct-00	30,000	30,000
Oct-00	35,700	35,700
Oct-00	-	878,455
Apr-01 (a)	10,000	-
Jun-01 (b)		(20,000)

(a) Stock Option Exercised
(b) Expired Warrants

As reported previously on Form 10QSB dated March 31, 2001, and pursuant to a Termination Agreement dated December 22, 2000 between the Company and Swartz Private Equity LLC ("Swartz"), potential future obligations to issue additional common shares to Swartz still exist, based on a share value adjustment clause.  The amount of shares that may have to be issued is dependent on the future value of SUMmedia common stock at specified dates, as listed on the Over-The-Counter Bulletin Board.

Stock Options

A summary of the activity during the quarter ended June 30, 2001, under the 1999 Stock Option Plan and 2000 Stock Option Plan is as follows:

	Number of	Exercise
	Common	Price
	Shares	Per Share
Balance - Outstanding at March 31, 2001	3,617,100	0.01-3.44
Granted April 1 to June 30, 2001 (unaudited)	-	-
Exercised April 1 to June 30, 2001(unaudited)	10,000	0.01
Forfeited April 1 to June 30, 2001 (unaudited)	516,700	0.26-3.125
Balance - June 30, 2001 (unaudited)	3,090,400	0.26-3.44

Contingencies

The Company was a named defendant in a case where the plaintiff alleged trademark infringement of the registered trademark no. 503,986.   It has been determined that the trademark "savingumoney", which the plaintiff claimed infringed upon the registered trademark no. 503,986, belongs to the bankrupt subsidiary, SUM Media Corp., therefore when the bankruptcy process is complete, this claim will cease to be a contingency of the Company.

A legal action against the Company by a former officer and director for unfair dismissal was settled pursuant to a Settlement Agreement dated July 25, 2000.  The said former officer and director has commenced a new legal action for non-performance of the settlement agreement.  Specifically, the former officer and director   claims that the Company did not fulfill its obligation under the settlement agreement to find a purchaser for 200,000 restricted SUMmedia.com Inc. shares held by the former officer and director at a price equal to $4.00 per share.  The former officer and director is claiming damages of $800,000 and costs.   The Company's management expects to be successful in defending the legal action.

Effective June 13, 2001, a settlement agreement was reached for a claim filed by DDB Worldwide Communications Group Inc. ("DDB") against SUM Media Corp and the Company.  In July 2001, $50,000 was paid to DDB as agreed to in the settlement agreement.

In January 2001, a claim was filed against the Company for unpaid invoices totaling $51,688 for printing services. The Company is currently negotiating to settle this debt.

Two former employees have filed claims against the Company's U.S. subsidiary, SUMmedia America Inc. for $15,000 each, relating to the termination of their employment.

A former employee has filed a claim against the Company for unreimbursed expenses arising from the Company's subsidiary, SUMmedia.com Asia Limited, for approximately $4,000.  This amount has been paid into the court and the Company is seeking a settlement with the former employee.

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

Business Overview

The Company has discontinued all operations as of May 10, 2001, other than such activity as required to keep the Company in good standing with the regulatory authorities.  Consequently, the Company's Canadian operating subsidiary, SUM Media Corp., voluntarily declared bankruptcy on May 10, 2001 and filed an Assignment for the General Benefit of Creditors pursuant to the Canadian Bankruptcy and Insolvency Act.  Ernst and Young was appointed the Trustee of the Estate of the Bankrupt and accordingly, SUM Media Corp. is in liquidation. The Trustee has sold certain assets consisting of computer equipment and office furniture and received proceeds of approximately C$240,000 or US$158,500.  Since the bankruptcy proceedings of SUM Media Corp. have not been completed, the proceeds from the sale of the bankrupt company's assets are shown as restricted cash on the balance sheet. The Trustee is currently investigating the title to leased computer equipment from Hewlett-Packard (Canada) Ltd.   As at June 30, 2001, no liabilities have been discharged and since the realization of assets will not be sufficient to settle the subsidiary's liabilities, the subsidiary is expected to report a gain on discharge of its obligations. The net liabilities of the Canadian subsidiary as recorded in the subsidiary's accounts have been included in these consolidated financial statements as at March 31, 2001.

Cash requirements

With the termination of all operations, the Company is left without a source of revenue and cash, and a large amount of debt.  A major shareholder of the Company has agreed to continue to fund management's effort to maintain the Company's eligibility on the OTC Bulletin Board and to see if management can put a new plan in place that will make the Company self-sufficient. There is no assurance that the Company will be successful in its efforts.

Employees

As of June 30, 2001, three part-time employees remain employed by the Company.

Results of Operations

Since the bankruptcy of the Canadian subsidiary and the discontinued operations of the business of the Company on May 10, 2001, SUMmedia has only incurred approximately $80,000 of expenses, primarily related to legal, accounting and part-time staffing requirements.  Prior to May 10, 2001, and after March 31, 2001, the Company incurred expenses totaling approximately $257,000.  Since the results for this quarter are not typical of results from previous quarters, and the Company has discontinued all operations, comparison with prior periods or further analysis of the results will not be meaningful and therefore, will not be presented.

SUMmedia reports its financial statements in U.S. dollars but its functional currency shifted to the Canadian dollar in 1999 due to a change in SUMmedia's principal business activity.  With the closure of the Canadian operation, exposure to foreign currency risk has been reduced.  Therefore, the amount of exposure to foreign currency risk is not expected to be significant.

Liquidity and Capital Resources

At June 30, 2001, SUMmedia had no cash, other than restricted cash of $153,500 held by the Trustee, (June 30, 2000 - $3.7 million), a working capital deficiency of $9.8 million (June 30, 2000 - surplus of $176,000) and shareholders' deficiency of $9.7 million (June 30, 2000 - shareholders' equity of $14 million).    Since December 2000, the Company has depended upon a major shareholder to supply working capital and will continue to do so now that all business activities have been discontinued.  How long the shareholders will continue to support the Company in this manner is uncertain.  Management, along with its major shareholders is seeking financing and other business opportunities.  There is no certainty that such initiatives will be successful.

Quantitative and Qualitative Disclosure about Market Risk

Following the completion of the bankruptcy proceedings of the subsidiary, SUMmedia's exposure to market risk has been minimal given the inactive status of the Company and current low trading value per share.  This is not expected to change unless an active business is re-started within the Company.

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

The Company was a named defendant in a case where the plaintiff alleged trademark infringement of the registered trademark no. 503,986.   It has been determined that the trademark "savingumoney", which the plaintiff claimed infringed upon the registered trademark no. 503,986, belongs to the bankrupt subsidiary, SUM Media Corp., therefore when the bankruptcy process is complete, this claim will cease to be a contingency of the Company.

A legal action against the Company by a former officer and director for unfair dismissal was settled pursuant to a Settlement Agreement dated July 25, 2000.  The said former officer and director has commenced a new legal action for non-performance of the settlement agreement.  Specifically, the former officer and director claims that the Company did not fulfill its obligation under the settlement agreement to find a purchaser for 200,000 restricted SUMmedia.com Inc. shares held by the former officer and director at a price equal to $4.00 per share.  The former officer and director is claiming damages of $800,000 and costs.   The Company's management expects to be successful in defending the legal action.

Effective June 13, 2001, a settlement agreement was reached to settle a claim filed by DDB Worldwide Communications Group Inc. ("DDB") against SUM Media Corp and the Company.  In July 2001, $50,000 was paid to DDB as agreed to in the settlement agreement.

In January 2001, a claim was filed against the Company for unpaid invoices totaling $51,688 for printing services. The Company is currently negotiating to settle this debt.

Two former employees have filed claims against the Company's U.S. subsidiary, SUMmedia America Inc. for $15,000 each, relating to the termination of their employment.

A former employee has filed a claim against the Company for unreimbursed expenses claimed from the Company's SUMmedia.com Asia Limited subsidiary of approximately $4,000.  This amount has been paid into the court and the Company is seeking a settlement with the former employee.

Item 2 - Changes in Securities

All sales of unregistered securities issued by SUMmedia were denominated in U.S. dollars.

In April, 2001, the Company issued 10,000 shares of its common stock to an officer of SUMmedia, pursuant to an option exercise at $0.01 per share for gross proceeds of  $100.  Issuance of the common stock was made in reliance upon the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Act").  The purchaser was an accredited investor and had access to full information concerning SUMmedia and represented that he purchased the common stock for his own account and not for the purpose of distribution.  The common stock contained a restrictive legend advising that the securities may not be offered for sale, sold or otherwise transferred without having first being registered under the Act or pursuant to an exemption from registration under the Act.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended June 30, 2001.  Previous matters were disclosed in Item 4 on Form 10-QSB for the quarter ended September 30, 2000, incorporated herein by reference.

Item 5 - Other Information

Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

On June 8, 2001, the Company filed a report on Form 8-K which announced that the Company's Canadian subsidiary, SUM Media Corp., filed an Assignment in Bankruptcy under the Canadian Bankruptcy and Insolvency Act ("Act").  All SUM Media Corp. assets immediately became the property of the estate in bankruptcy as of that date.  No consideration was given or received by SUM Media Corp. in this transaction.

This assignment was to Ernst & Young Inc., as Trustee of the SUM Media Corp. bankruptcy estate, for the benefit of SUM Media Corp.'s creditors. These bankruptcy proceedings were filed with the Superintendent of Bankruptcy, Vancouver Court Registry No. 214081 VA01.*

*Previously filed on Form 8-K and incorporated by reference

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMmedia.com Inc.

August 2, 2001

By: /s/ Grant M. Petersen
Grant M. Petersen
Chairman and CEO

By: /s/Eamon Egan
Director

By: /s/L. Evan Baergen
Chief Financial Officer