Form 10QSB
period 2001-09-30
SUMMEDIA COM INC
filed 2001-11-14
CIK 870751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to __________

Commission file number: 33-38214-D

SUMmedia.com Inc.

(Exact name of small business issuer as specified in its charter)
Colorado	95-4734398
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 1650, 200 Burrard Street, Vancouver, B.C. CANADA V6C 3L6
(Address of principal executive offices)

(604)484-4940 (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  On October 25, 2001, the registrant had 42,233,051 shares of $0.01 par value common stock outstanding.

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

SUMmedia.com Inc.
(discontinued operations)
Consolidated Balance Sheets

(expressed in U.S. dollars)
	SEPTEMBER 30	DECEMBER 31
	2001	2000
	(unaudited)	(audited)

ASSETS
Current assets
Restricted Cash	$ 73,000	$ -
Accounts receivable	-	113,797
Sales tax recoverable	-	23,810
Prepaid expenses	12,084	459,394
Total current assets	85,084	597,001

Other assets	-	42,444
Software	-	1,884,584
Property and equipment	179,050	1,538,841
	$ 264,134	$ 4,062,870

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$ 4,079,167	$ 6,604,391
Due to related parties	3,218,932	1,454,117
Deferred revenue	-	102,800
Current portion of obligation under capital lease	451,958	443,139
Total current liabilities	7,750,057	8,604,447

Obligation under capital lease	-	432,243
	7,750,057	9,036,690

Capital stock
Authorized
1,000,000 preferred shares, $0.01 par value
65,500,000 common shares, $0.01 par value
Issued	422,331	398,981
42,223,051 (2000 - 39,898,051) common shares
Additional paid-in capital	40,844,908	36,118,193
Warrants issued in connection with private placements	711,230	5,282,332
Share subscriptions	-	(109,488)
Accumulated other comprehensive income	(148,518)	(40,625)
Deficit	(49,315,874)	(46,623,213)
	(7,485,923)	(4,973,820)
	$ 264,134	$ 4,062,870

See accompanying note on going concern and discontinued operations

The accompanying notes are an integral part of these
consolidated financial statements

SUMmedia.com Inc.
Consolidated Statements of Discontinued Operations

(expressed in U.S. dollars)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30		FOR THE SIX MONTHS ENDED SEPTEMBER 30
	2001	2000	2001	2000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales	$ -	$ 135,844	$ 49,089	$ 1,042,054
Cost of Sales	-	47,688	14,324	437,163
Gross Profit	-	88,176	34,765	604,891

Operating Expenses
Stock Based Compensation (general & admin.)	-	-	(246,506)	653,014
General and administrative	371,295	1,721,175	1,610,963	7,132,516
Marketing	-	1,794,051	455,540	7,951,555
Amortization of software	-	359,742	107,281	666,101
Amortization of property and equipment	-	271,124	218,851	561,913
Amortization of goodwill	-	1,127,296	-	3,357,382
Research and development	-	135,690	188,912	290,906
Loss on impairment of long-lived assets	85,500	2,318,800	3,009,290	2,318,800
	456,795	7,727,878	5,344,331	22,932,187
Loss from operations	(456,795)	(7,639,702)	(5,309,566)	(22,327,296)

Share of loss from equity accounted investment	-	(72,656)	-	(163,522)
Income (loss) for the period	$ (456,795)	$ (7,712,358)	$ (5,309,566)	$ (22,490,818)

Weighted-average number of common shares outstanding	42,233,051	19,263,702	42,135,762	18,465,391

Basic and diluted loss per share	$ (0.01)	$ (0.40)	$ (0.13)	$ (1.22)

                                                             The accompanying notes are an integral part of these
                                                                                              consolidated financial statements.

SUMmedia.com Inc.
(discontinued operations)
Consolidated Statements of Changes in Shareholders' Deficiency

(expressed in U.S. dollars)
	COMMON STOCK	ADDITIONAL PAID IN CAPITAL	WARRANTS ISSUED IN CONNECTION WITH PRIVATE PLACEMENTS	DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	SHAREHOLDERS' DEFICIENCY

	SHARES	AMOUNT		WARRANTS	AMOUNT

Balance - December 31, 2000	39,898,051	$ 398,981	$ 36,008,705	4,590,966	$ 5,282,332	$ (46,623,213)	$ (40,625)	$ (4,973,820)

Issue of shares for warrants pursuant to	1,500,000	15,000	1,566,219	(878,455)	(1,581,219)	-	-	-
Investment Termination Agreement
Acquisition of SUMmedia.com Pty,	825,000	8,250	417,119	-	-	-	-	425,369
Limited in January, 2001
Forfeited stock options	-	-	(246,506)	-	-	-	-	(246,506)
Cash received on share subscription receivable	-	-	109,488	-	-	-	-	109,488
Expired warrants for Private Placement # 9	-	-	1,080,172	(1,000,000)	(1,080,172)	-	-	-
Expired warrants for Private Placement # 10	-	-	964,290	(700,000)	(964,290)	-	-	-
Expired warrants for Private Placement # 14	-	-	64,021	(50,000)	(64,021)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	73,662	73,662
Loss for the period	-	-	-	-	-	(4,515,331)	-	(4,515,331)
Comprehensive loss								(4,441,669)
Balance - March 31, 2001 (unaudited)	42,223,051	$ 422,231	$ 39,963,508	1,962,511	$ 1,592,630	$ (51,138,544)	$ 33,037	$ (9,127,138)

Shares issued pursuant to 1999 stock option plan	10,000	100	-	-	-	-	-	100
Expired Warrants for Private Placement # 13	-	-	8,450	(20,000)	(8,450)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(194,041)	(194,041)
Loss for the period	-	-	-	-	-	(337,440)	-	(337,440)
Comprehensive loss	-	-	-	-	-	-	-	(531,481)
Balance - June 30, 2001 (unaudited)	42,233,051	$ 422,331	$ 39,971,958	1,942,511	$ 1,584,180	$ (51,475,984)	$ (161,004)	$ (9,658,519)

Expired warrants for Private Placement #1	-	-	547,312	(1,000,000)	(547,312)	-
Expired warrants for Private Placement #15	-	-	14,080	(27,200)	(14,080)	-
Expired warrants for Private Placement #16	-	-	36,232	(70,000)	(36,232)	-
Expired warrants for Private Placement #17	-	-	12,310	(28,000)	(12,310)	-
Expired warrants for Private Placement #18	-	-	13,370	(32,500)	(13,370)	-
Expired warrants for Private Placement #19	-	-	9,953	(25,000)	(9,953)	-
Expired warrants for Private Placement #20	-	-	12,223	(31,111)	(12,223)	-
Expired warrants for Private Placement #21	-	-	98,721	(200,000)	(98,721)	-
Expired warrants for Private Placement #22	-	-	9,955	(20,000)	(9,955)	-
Expired warrants for Private Placement #23	-	-	10,681	(20,000)	(10,681)	-
Expired warrants for Private Placement #24	-	-	10,681	(20,000)	(10,681)	-
Expired warrants for Private Placement #25	-	-	11,442	(24,000)	(11,442)	-
Expired warrants for Private Placement #26	-	-	11,663	(29,000)	(11,663)	-
Expired warrants for Private Placement #27	-	-	74,327	(150,000)	(74,327)	-
Foreign currency translation adjustment						2,616,905	12,486	12,486
Loss for the period	-	-	-	-	-	(456,795)	-	(456,795)
Comprehensive loss	-	-	-	-	-	-	-	2,172,596
Balance - September 30, 2001 (unaudited)	$ 42,233,051	$ 422,331	$ 40,844,908	$ 265,700	$ 711,230	$ (49,315,874)	$ (148,518)	$ (7,485,923)

SUMmedia.com Inc.
(discontinued operations)
Consolidated Statements of Cash Flows

(expressed in U.S. dollars)
	FOR THE THREE MONTHS ENDED SEPTEMBER 30
	2001	2000
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (5,309,566)	$ (22,490,818)
Adjustments to reconcile loss for the period to net cash used in operating activities
Stock based compensation	(246,506)	653,014
Amortization of software	107,281	666,101
Amortization of property and equipment	218,851	561,913
Amortization of goodwill	-	3,357,382
Loss on equity investment	-	163,522
Common stock issued for payment of fees	-	1,272,400
Write-off of property and equipment	3,009,290	-
Gain on disposition of property and equipment	97,815	-
Changes in non-cash working capital items
Restricted Cash	(73,000)	-
Accounts receivable	111,127	(103,162)
Sales tax recoverable	23,251	124,021
Prepaid expenses	436,313	78,682
Other Assets	41,100	4,446,060
Accounts payable and accrued liabilities	(5,738,401)	85,425
Gain on settlement of debt from subsidiaries	2,616,905	-
Deferred revenue	(100,389)	-
	(1,362,925)	(11,185,460)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common shares	109,588	11,232,075
Due to related parties	1,764,815	34,071
Repayment/settlement of capital lease obligations	(388,814)	(91,988)
Proceeds from demand loan	-	1,000,000
Proceeds from sale-leaseback arrangement	-	417,689
	1,485,589	12,827,673
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Proceeds from (purchase of) property and equipment	73,000	(3,198,413)
Other assets	-	(335,534)
	73,000	(3,533,947)
Foreign exchange effect on cash	(195,664)	(19,751)
Increase (decrease) in cash and cash equivalents	$ -	$ (1,911,485)
Cash and cash equivalents, beginning of the period	-	2,108,167
Cash and cash equivalents, end of the period	$ -	$ 196,682

The accompanying notes are an integral part of these
consolidated financial statements

SUMmedia.com Inc.
(discontinued operations)
Notes to Consolidated Financial Statements (unaudited)
September 30, 2001

Going Concern and Discontinued Operations

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company and its subsidiaries were unable to continue as going concerns. As a result of the Company's decision to discontinue all of its current operations and liquidate its principal operating subsidiary, as outlined below, such matters are subject to significant uncertainty. As a result of these decisions, these consolidated financial statements have been prepared using principles applicable to a discontinued operation. The Company was previously in the development stage.

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

As a result of conditions existing at March 31, 2001, the Company reviewed its assets for impairment and concluded that future cash flows would not be sufficient to support the carrying amount of its non-current assets and certain prepaid amounts.  Accordingly, the Company wrote-down its accounts receivable by $10,626, prepaid expenses and advertising credits by $423,803, other assets by $26,064, software by $1,686,864, and property and equipment by $779,170 during the quarter ended March 31, 2001.   The new carrying values were based on fair values realized upon disposition of the assets or appraisals by companies specializing in the disposal of the specified assets. The Company still has approximately $400,000 of prepaid advertising that it can use in future promotions even though the carrying value was written down to nil.  No further write-downs were considered necessary as at September 30, 2001.

In conjunction with the decision to discontinue operations, the Company's Canadian operating subsidiary, SUM Media Corp., voluntarily declared bankruptcy on May 10, 2001 and filed an Assignment for the General Benefit of Creditors pursuant to the Canadian Bankruptcy and Insolvency Act. Ernst and Young has been appointed the Trustee of the Estate of the Bankrupt and accordingly, SUM Media Corp. is in liquidation. The Trustee has sold certain assets consisting of computer equipment and office furniture and received proceeds of approximately C$114,000 or US$73,000, net of the Trustee's expenses (as of September 30, 2001). The Trustee is currently investigating the title to leased computer equipment from Hewlett-Packard (Canada) Ltd.  As at September 30, 2001, no liabilities had been discharged.  Since the realization of assets will not be sufficient to settle the subsidiary's liabilities, the subsidiary is expected to report a gain on discharge of its obligations. The net liabilities of the Canadian subsidiary as recorded in the subsidiary's accounts have been included in these consolidated financial statements as at September 30, 2001.

SEPTEMBER 30
2001
Restricted cash	$ 73,000
Property and equipment	179,050
Accounts payable and accrued liabilities	(3,624,148)
Intercompany	(18,484,401)
Capital Leases	(451,958)
Net Liabilities	$ (22,308,457)

As at September 30, 2001, the Company's joint venture, SUMmedia.com Asia Limited, and other subsidiary, SUMmedia America Inc., were inactive.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the financial position as at September 30, 2001 and the results of operations for the three month and nine month periods ended September 30, 2001 and 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

The consolidated financial statements include the accounts of SUMmedia.com Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation. Investments in entities in which the Company can exercise significant influence, but less than majority-owned and not otherwise controlled by the Company, are accounted for using the equity method.

Prepaid Expenses

	SEPTEMBER 30	DECEMBER 31
	2001	2000
Advertising credits	$ -	$ 425,807
Prepaid service fees & deposits	12,084	22,983
Product support and maintenance	-	10,603
	$ 12,084	$ 459,393

Accounts Payable and Accrued Liabilities

	JUNE 30 2001	DECEMBER 31 2000
Trade accounts payable Employee payables Unpaid employee payroll deductions	$ 4,079,167 - -	$ 5,776,738 510,643 317,010
	$ 4,079,167	$ 6,604,391

Due to Related Parties

The Company borrowed the following amounts from certain shareholders:

		September 30 2001	December 31 2000
Due to e-Kong	(a)	$ 2,778,893	$ 1,064,274
Due to Dennis Molloy and Grant Petersen	(b)	277,097	250,565
Due to Grant Petersen	(c)	86,868	74,304
Due to Dennis Molloy	(c)	36,703	28,986
Due to Philip Kunsberg	(d)	39,371	35,988
		$ 3,218,932	$ 1,454,117

The Company continues to accrue interest on the amounts due to related parties and all amounts are without stated terms of repayment, unsecured, and are repayable on demand, except as noted below.
  a. Interest accrues monthly at the annual rate of prime + 2% (effective rate = 11.64%) as determined by The Hongkong and Shanghai Banking Corporation.
  b. Interest accrues monthly at the annual rate of 15%. The Company has guaranteed a loan that these two shareholders entered into with a third party ("lender").  The funds received by the shareholders were subsequently lent to SUMmedia and used in general operations. The loan to the shareholders is currently overdue and arrangements are being made to repay the lender in full. To date, the lender has not filed a claim in any court against these shareholders or the Company.
  c. Interest accrues monthly at an annual rate of 10%.

  d. Interest accrues monthly at an annual rate of 15%.  An agreement is being negotiated to issue 500,000 restricted shares in settlement of this loan.

No demands have been made for repayment of interest or the loans.  The Company is not in default on any interest payment.

The Company has signed an agreement dated June 22, 2001 with its largest shareholder, e-Kong Services Limited.  The shareholder agreed to accept the Company's common shares as a settlement of some or all of the debt at a price of $0.01 per share or the minimum price allowed by the regulatory authorities.  The shares will be issued for all or a portion of the debt upon receipts of subscription agreements from the shareholder.  To date, no shares have been issued pursuant to this agreement.

Gain on Settlement of Debt in Subsidiaries

As a result of settling accounts payable due from a subsidiary not subject to compromise for an amount less than the stated amount, the Company has recognized a gain.  However, since these transactions were conducted solely on behalf of the Company's subsidiaries which are subject to compromise, liquidation and wind-up, the Company has recognized this gain as a capital transaction similar to the treatment for the eventual gain that would be recognized when the subsidiaries are wound up.  The settlement agreement was reached for a claim filed by DDB Worldwide Communications Group Inc. ("DDB") against the Company, SUM Media Corp. and SUMmedia America Inc., for outstanding amounts owed to DDB of approximately $2,666,905.  In July, 2001, $50,000 was paid to DDB as agreed to in the settlement agreement, resulting in a gain recognized of $2,616,905.

Commitments

As part of the lease agreement with Hewlett-Packard (Canada) Ltd. (HP), SUMmedia was to issue warrants of the Company's common stock equal to 10% of the value of the lease. These warrants were not issued as at September 30, 2001, but the cost of the warrants
($34,517) has been valued using the Black-Scholes valuation method and has been accrued in the financial statements. Due to the termination of the lease agreement and the return of assets pursuant to the agreement, the Company does not expect to issue these warrants and has written the assets under the capital lease down to their estimated net realizable value of $179,050. As of September 30,
2001, the Comp any is in default of its lease agreement and is behind in its lease payments to HP by approximately $698,251. This amount is included in accounts payable. The lease contains no clauses that would cause future payments to become accelerated or due immediately in the event of such default or any other consequences for failure to comply with the terms of the lease. The lease was terminated by HP and to date, no claim has been made by HP against the Company for lease payments owed. The title to these assets is in dispute between the Trustee and HP. The assets are currently in the possession of the Trustee.

Comprehensive Income

Comprehensive income is comprised of net income and foreign currency translation adjustments. Comprehensive income was $12,486 and
($107,893) for the three month and nine month period ended September 30, 2001.

Segment Information

The Company has identified its operating segments in the past based on its business activities.  Since the Company does not currently have any operating segments, no segmented information is presented.

Supplemental Cash Flow Information

                                                        FOR THE THREE MONTHS ENDED:
	SEPTEMBER 30	SEPTEMBER 30
SUPPLEMENTAL NON-CASH INVESTING AND	2001	2000
FINANCING ACTIVITIES
Issuance of common shares for acquisition of subsidiaries	425,369	-
Stock based compensation	-	653,014
Issuance of common shares for consulting services	-	1,172,400
Issuance of common shares for legal services	-	100,000
Issuance of common shares for finder's fee	-	615,640
Issuance of common shares for Joint Venture	-	45,000
Acquisition of assets under capital lease	-	976,527

Capital Stock

Share Transactions and Outstanding Warrants

DATE OF	COMMON	WARRANTS
ISSUANCE	SHARES
Oct-00	200,000	200,000
Oct-00	30,000	30,000
Oct-00	35,700	35,700
Oct-00	-	878,455
Apr-01 (a)	10,000	-
Jun-01 (b)	-	(20,000)
Jul-01 (b)	-	(27,200)
Jul-01 (b)	-	(70,000)
Jul-01 (b)	-	(28,000)
Jul-01 (b)	-	(32,500)
Jul-01 (b)	-	(25,000)
Aug-01 (b)	-	(500,000)
Aug-01 (b)	-	(500,000)
Aug-01 (b)	-	(31,111)
Aug-01 (b)	-	(200,000)
Aug-01 (b)	-	(20,000)
Aug-01 (b)	-	(20,000)
Aug-01 (b)	-	(20,000)
Aug-01 (b)	-	(24,000)
Aug-01 (b)	-	(29,000)
Sep-01 (b)	-	(150,000)

(a) Stock Option Exercised
(b) Expired Warrants

Stock Options

A summary of the activity during the quarter ended June 30, 2001, under the 1999 Stock Option Plan and 2000 Stock Option Plan is as follows:

	Number of	Exercise
	Common	Price
	Shares	Per Share
Balance - Outstanding at June 30, 2001	3,090,400	0.26-3.44
Granted July 1- September 30, 2001(unaudited)	-	-
Exercised July 1- September 30, 2001(unaudited)	-	-
Forfeited July 1- September 30, 2001 (unaudited)	(777,400)	0.26-3.125
Balance - September 30, 2001 (unaudited)	2,313,000	0.26-3.44

Contingencies

The Company's subsidiary, SUM Media Corp., was a named defendant in a case where the plaintiff alleged trademark infringement of the registered trademark no. 503,986.   Since this lawsuit is against the bankrupt subsidiary, the Trustee is responsible for any further action deemed necessary and no liability to SUMmedi.com Inc., is anticipated.

A legal action against the the subsidiary, SUM Media Corp., by a former officer and director for unfair dismissal was settled pursuant to a Settlement Agreement dated July 25, 2000.  This claimant has commenced a new legal action for non-performance of the settlement agreement.  Specifically, the former officer and director claims that the Company did not fulfill its obligation under the settlement agreement to find a purchaser for 200,000 restricted SUMmedia.com Inc. shares held by the former officer and director at a price equal to $4.00 per share.  The former officer and director is claiming damages of $800,000 and costs.   The Company's management expects to be successful in defending the legal action.   Since this lawsuit is against the bankrupt subsidiary, the Trustee is responsible for any further action deemed necessary and no liability to SUMmedi.com Inc. is anticipated.

In January 2001, a claim was filed against the Company for unpaid invoices totaling $51,688 for printing services. The claimant has taken no further action against the Company..

Two former employees have filed claims against the Company's U.S. subsidiary, SUMmedia America Inc., for $15,000 each, relating to the termination of their employment.

A former employee has filed a claim against the Company for unreimbursed expenses arising from the Company's subsidiary, SUMmedia.com Asia Limited, for approximately $4,000.  This amount has been paid into the court registry and the Company is seeking a settlement with the former employee.

As reported previously on Form 10-QSB for the quarter ended March 31, 2001, and pursuant to a Termination Agreement dated December 22, 2000, between the Company and Swartz Private Equity LLC ("Swartz"), potential future obligations to issue additional common shares to Swartz still exist, based on a share value adjustment clause.  Under the Termination Agreement, 1,500,000 restricted shares were issued to Swartz in January 2001 and 878,455 warrants previously issued to Swartz were cancelled.  Pursuant to Rule 144 of the Securities Act, the restricted shares issued to Swartz can become free trading one year after issuance.  The Termination Agreement sets out various dates on which additional shares must be issued or cash paid if the 20 day moving average market value of the restricted shares and free trading shares, plus any cash paid, is less than $500,000.  These adjustments continue until the amount of free trading shares, plus cash paid, is at least equal to $500,000 ninety-one days after the last adjustment date.  Although the value to Swartz has been less than $500,000, to date, no additional shares have been issued or cash paid to Swartz.  Based on adjustment dates since the Termination Agreement until September 30, 2001, the Company should have issued approximately 5,078,000 additional shares or paid cash of $386,000 to Swartz.  Since no shares were issued or cash paid within 10 days of the adjustment date, Swartz can choose to receive cash instead of additional shares.  To date, no such request or other communication has been received from Swartz. With respect to the Termination Agreement, no adjustments have been recorded in these financial statements.

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

Business Overview

The Company has discontinued all operations as of May 10, 2001, other than such activity as required to keep the Company in good standing with the regulatory authorities.  Consequently, the Company's Canadian operating subsidiary, SUM Media Corp., voluntarily declared bankruptcy on May 10, 2001 and filed an Assignment for the General Benefit of Creditors pursuant to the Canadian Bankruptcy and Insolvency Act.  Ernst and Young was appointed the Trustee of the Estate of the Bankrupt and accordingly, SUM Media Corp. is in liquidation. The Trustee has sold certain assets consisting of computer equipment and office furniture and received proceeds of approximately C$114,000 or US$73,500, after the Trustee's expenses (as of September 30, 2001).  Since the bankruptcy proceedings of SUM Media Corp. have not been completed, the proceeds from the sale of the bankrupt company's assets are shown as restricted cash on the balance sheet.  The Trustee is currently investigating the title to leased computer equipment from Hewlett-Packard (Canada) Ltd.  As at September 30, 2001, no liabilities have been discharged.  Since the realization of assets will not be sufficient to settle the subsidiary's liabilities, the subsidiary is expected to report a gain on discharge of its obligations. The net liabilities of the Canadian subsidiary as recorded in the subsidiary's accounts have been included in these consolidated financial statements as at September 30, 2001.

A settlement agreement was reached for a claim filed by DDB Worldwide Communications Group Inc. ("DDB") against the Company, SUM Media Corp. and SUMmedia America Inc., for outstanding amounts owed to DDB of approximately $2,666,905.  In July 2001, $50,000 was paid to DDB as agreed to in the settlement agreement, resulting in a gain recognized of $2,616,905.  Since these transactions were conducted solely on behalf of the Company's subsidiaries which are subject to compromise, liquidation and wind-up, the Company has recognized this gain as a capital transaction similar to the treatment for the eventual gain that would be recognized when the subsidiaries are wound up.

As at September 30, 2001, the Company's joint venture, SUMmedia.com Asia Limited, and other subsidiary, SUMmedia America Inc., were inactive.

Cash requirements

With the termination of all operations, the Company is left without revenue sources or cash, and large amounts of debt.  A major shareholder of the Company has agreed to continue to fund management's effort to maintain the Company's eligibility on the OTC Bulletin Board and to see if management can put a new plan in place that will make the Company self-sufficient. There is no assurance that the Company will be successful in its efforts.

Results of Operations

Since the bankruptcy of the Canadian subsidiary and the discontinued operations of the business of the Company on May 10, 2001, SUMmedia has only incurred expenses necessary to shut down all operations and keep the Company current with all regulatory authorities.  These expenses primarily relate to legal, accounting and part-time staffing requirements.  Since the results for this quarter are not typical of results from previous quarters, and the Company has discontinued all operations, comparison with prior periods or further analysis of the results will not be meaningful and therefore, will not be presented.

SUMmedia reports its financial statements in U.S. dollars but its functional currency shifted to the Canadian dollar in 1999 due to a change in the locus of SUMmedia's principal business activity.  With the closure of the Canadian operation, exposure to foreign currency risk has been reduced.  Therefore, the amount of exposure to foreign currency risk is not expected to be significant.

Liquidity and Capital Resources

At September 30, 2001, SUMmedia had no cash (September 30, 2000 - $196,682), a working capital deficiency of $7.7 million (September 30, 2000 - $7.0 million) and shareholders' deficiency of $7.5 million (September 30, 2000 - shareholders' equity of $5.3 million).    Since December 2000, the Company has depended upon a major shareholder to supply working capital and will continue to do so now that all business activities have been discontinued.  How long the shareholders will continue to support the Company in this manner is uncertain.  Management, along with the Company's major shareholders, are seeking financing and exploring other business opportunities.  There is no certainty that such initiatives will be successful.

Quantitative and Qualitative Disclosure about Market Risk

Following the completion of the bankruptcy proceedings of the Company's subsidiary, SUMmedia's exposure to market risk has been minimal given the inactive status of the Company and current low trading value per share.  This is not expected to change unless active business operations are recommenced within the Company.

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

In January 2001, a claim was filed against the Company for unpaid invoices totaling $51,688 for printing services.  The claimant has taken no further action against the Company.

Two former employees have filed claims against the Company's U.S. subsidiary, SUMmedia America Inc. for $15,000 each, relating to the termination of their employment.

A former employee has filed a claim against the Company for unpaid expenses arising from the Company's subsidiary, SUMmedia.com Asia Limited, for approximately $4,000.  This amount has been paid into the court and the Company is seeking a settlement with the former employee.

Item 2 - Changes in Securities

Not applicable.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2001.  Previous matters were disclosed in Item 4 on Form 10-QSB for the quarter ended September 30, 2000, incorporated herein by reference.

Item 5 - Other Information

Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

Not applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMmedia.com Inc.

November 12, 2001

By: /s/ Grant M. Petersen
Grant M. Petersen
Chairman and CEO

By: /s/Eamon Egan
Director

By: /s/L. Evan Baergen
Chief Financial Officer