Form 10QSB/A
period 2001-09-30
SUMMEDIA COM INC
filed 2001-11-16
CIK 870751

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Applicable only to issuers involved in bankruptcy proceedings during preceeding five years

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

SUMmedia.com Inc.
Consolidated Statements of Discontinued Operations

(expressed in U.S. dollars)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30		FOR THE NINE MONTHS ENDED SEPTEMBER 30
	2001	2000	2001	2000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales	$ -	$ 135,844	$ 49,089	$ 1,042,054
Cost of sales	-	47,688	14,324	437,163
Gross profit	-	88,176	34,765	604,891

Operating expenses
Stock based compensation (general & admin.)	-	-	(246,506)	653,014
General and administrative	371,295	1,721,175	1,610,963	7,132,516
Marketing	-	1,794,051	455,540	7,951,555
Amortization of software	-	359,742	107,281	666,101
Amortization of property and equipment	-	271,124	218,851	561,913
Amortization of goodwill	-	1,127,296	-	3,357,382
Research and development	-	135,690	188,912	290,906
Loss on impairment of long-lived assets	85,500	2,318,800	3,009,290	2,318,800
	456,795	7,727,878	5,344,331	22,932,187
Loss from operations	(456,795)	(7,639,702)	(5,309,566)	(22,327,296)

Share of loss from equity accounted investment	-	(72,656)	-	(163,522)
Income (loss) for the period	$ (456,795)	$ (7,712,358)	$ (5,309,566)	$ (22,490,818)

Weighted-average number of common shares outstanding	42,233,051	19,263,702	42,135,762	18,465,391

Basic and diluted loss per share	$ (0.01)	$ (0.40)	$ (0.13)	$ (1.22)

                                                             The accompanying notes are an integral part of these
                                                                                              consolidated financial statements.

SUMmedia.com Inc.
(discontinued operations)
Consolidated Statements of Changes in Shareholders' Deficiency

(expressed in U.S. dollars)
	COMMON STOCK	ADDITIONAL PAID IN CAPITAL	WARRANTS ISSUED IN CONNECTION WITH PRIVATE PLACEMENTS	DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	SHAREHOLDERS' DEFICIENCY

	SHARES	AMOUNT		WARRANTS	AMOUNT

Balance - December 31, 2000	39,898,051	$ 398,981	$ 36,008,705	4,590,966	$ 5,282,332	$ (46,623,213)	$ (40,625)	$ (4,973,820)

Issue of shares for warrants pursuant to	1,500,000	15,000	1,566,219	(878,455)	(1,581,219)	-	-	-
Investment Termination Agreement
Acquisition of SUMmedia.com Pty,	825,000	8,250	417,119	-	-	-	-	425,369
Limited in January, 2001
Forfeited stock options	-	-	(246,506)	-	-	-	-	(246,506)
Cash received on share subscription receivable	-	-	109,488	-	-	-	-	109,488
Expired warrants for Private Placement # 9	-	-	1,080,172	(1,000,000)	(1,080,172)	-	-	-
Expired warrants for Private Placement # 10	-	-	964,290	(700,000)	(964,290)	-	-	-
Expired warrants for Private Placement # 14	-	-	64,021	(50,000)	(64,021)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	73,662	73,662
Loss for the period	-	-	-	-	-	(4,515,331)	-	(4,515,331)
Comprehensive loss								(4,441,669)
Balance - March 31, 2001 (unaudited)	42,223,051	$ 422,231	$ 39,963,508	1,962,511	$ 1,592,630	$ (51,138,544)	$ 33,037	$ (9,127,138)

Shares issued pursuant to 1999 stock option plan	10,000	100	-	-	-	-	-	100
Expired warrants for Private Placement # 13	-	-	8,450	(20,000)	(8,450)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(194,041)	(194,041)
Loss for the period	-	-	-	-	-	(337,440)	-	(337,440)
Comprehensive loss	-	-	-	-	-	-	-	(531,481)
Balance - June 30, 2001 (unaudited)	42,233,051	$ 422,331	$ 39,971,958	1,942,511	$ 1,584,180	$ (51,475,984)	$ (161,004)	$ (9,658,519)

Expired warrants for Private Placement #1	-	-	547,312	(1,000,000)	(547,312)	-
Expired warrants for Private Placement #15	-	-	14,080	(27,200)	(14,080)	-
Expired warrants for Private Placement #16	-	-	36,232	(70,000)	(36,232)	-
Expired warrants for Private Placement #17	-	-	12,310	(28,000)	(12,310)	-
Expired warrants for Private Placement #18	-	-	13,370	(32,500)	(13,370)	-
Expired warrants for Private Placement #19	-	-	9,953	(25,000)	(9,953)	-
Expired warrants for Private Placement #20	-	-	12,223	(31,111)	(12,223)	-
Expired warrants for Private Placement #21	-	-	98,721	(200,000)	(98,721)	-
Expired warrants for Private Placement #22	-	-	9,955	(20,000)	(9,955)	-
Expired warrants for Private Placement #23	-	-	10,681	(20,000)	(10,681)	-
Expired warrants for Private Placement #24	-	-	10,681	(20,000)	(10,681)	-
Expired warrants for Private Placement #25	-	-	11,442	(24,000)	(11,442)	-
Expired warrants for Private Placement #26	-	-	11,663	(29,000)	(11,663)	-
Expired warrants for Private Placement #27	-	-	74,327	(150,000)	(74,327)	-
Foreign currency translation adjustment							12,486	12,486
Gain on settlement of debt in subsidiaries						2,616,905		2,616,905
Loss for the period	-	-	-	-	-	(456,795)	-	(456,795)
Comprehensive loss	-	-	-	-	-	-	-	2,172,596
Balance - September 30, 2001 (unaudited)	$ 42,233,051	$ 422,331	$ 40,844,908	$ 265,700	$ 711,230	$ (49,315,874)	$ (148,518)	$ (7,485,923)

SUMmedia.com Inc.
(discontinued operations)
Consolidated Statements of Cash Flows

(expressed in U.S. dollars)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30
	2001	2000
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (5,309,566)	$ (22,490,818)
Adjustments to reconcile loss for the period to net cash used in operating activities
Stock based compensation	(246,506)	653,014
Amortization of software	107,281	666,101
Amortization of property and equipment	218,851	561,913
Amortization of goodwill	-	3,357,382
Loss on equity investment	-	163,522
Common stock issued for payment of fees	-	1,272,400
Write-off of property and equipment	3,009,290	-
Gain on disposition of property and equipment	97,815	-
Changes in non-cash working capital items
Restricted cash	(73,000)	-
Accounts receivable	111,127	(103,162)
Sales tax recoverable	23,251	124,021
Prepaid expenses	436,313	78,682
Other assets	41,100	4,446,060
Accounts payable and accrued liabilities	(2,295,398)	85,425
Gain on settlement of debt from subsidiaries	2,616,905	-
Deferred revenue	(100,389)	-
	(1,362,925)	(11,185,460)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common shares	109,588	11,232,075
Due to related parties	1,764,815	34,071
Repayment/settlement of capital lease obligations	(388,814)	(91,988)
Proceeds from demand loan	-	1,235,826
Proceeds from sale-leaseback arrangement	-	417,689
	1,485,589	12,827,673
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Proceeds from (purchase of) property and equipment	73,000	(3,198,413)
Other assets	-	(335,534)
	73,000	(3,533,947)
Foreign exchange effect on cash	(195,664)	(19,751)
Increase (decrease) in cash and cash equivalents	$ -	$ (1,911,485)
Cash and cash equivalents, beginning of the period	-	2,108,167
Cash and cash equivalents, end of the period	$ -	$ 196,682

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

As a result of conditions existing at March 31, 2001, the Company reviewed its assets for impairment and concluded that future cash flows would not be sufficient to support the carrying amount of its non-current assets and certain prepaid amounts.  Accordingly, the Company wrote down its accounts receivable by $10,626, prepaid expenses and advertising credits by $423,803, other assets by $26,064, software by $1,686,864, and property and equipment by $779,170 during the quarter ended March 31, 2001.   The new carrying values were based on fair values realized upon disposition of the assets or appraisals by companies specializing in the disposal of the specified assets. The Company still has approximately $400,000 of prepaid advertising that it can use in future promotions even though the carrying value was written down to nil.  No further write-downs were considered necessary as at September 30, 2001.

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

Prepaid Expenses

	SEPTEMBER 30	DECEMBER 31
	2001 (unaudited)	2000 (audited)
Advertising credits	$ -	$ 425,807
Prepaid service fees & deposits	12,084	22,983
Product support and maintenance	-	10,603
	$ 12,084	$ 459,393

Accounts Payable and Accrued Liabilities

	SEPTEMBER 30 2001 (unaudited)	DECEMBER 31 2000 (audited)
Trade accounts payable Employee payables Unpaid employee payroll deductions	$ 4,079,167 - -	$ 5,776,738 510,643 317,010
	$ 4,079,167	$ 6,604,391

Due to Related Parties

The Company borrowed the following amounts from certain shareholders:

		September 30 2001 (unaudited)	December 31 2000 (audited)
Due to e-Kong Services Limited	(a)	$ 2,778,893	$ 1,064,274
Due to Dennis Molloy and Grant Petersen	(b)	277,097	250,565
Due to Grant Petersen	(c)	86,868	74,304
Due to Dennis Molloy	(c)	36,703	28,986
Due to Philip Kunsberg	(d)	39,371	35,988
		$ 3,218,932	$ 1,454,117

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

Supplemental Cash Flow Information

                                                        FOR THE THREE MONTHS ENDED:
	SEPTEMBER 30	SEPTEMBER 30
SUPPLEMENTAL NON-CASH INVESTING AND	2001	2000
FINANCING ACTIVITIES
Issuance of common shares for acquisition of subsidiaries	425,369	-
Stock based compensation	-	653,014
Issuance of common shares for consulting services	-	1,172,400
Issuance of common shares for legal services	-	100,000
Issuance of common shares for finder's fee	-	615,640
Issuance of common shares for Joint Venture	-	45,000
Acquisition of assets under capital lease	-	976,527

Capital Stock

Share Transactions and Outstanding Warrants

DATE OF	COMMON	WARRANTS
ISSUANCE	SHARES
Oct-00	200,000	200,000
Oct-00	30,000	30,000
Oct-00	35,700	35,700
Oct-00	-	878,455
Apr-01 (a)	10,000	-
Jun-01 (b)	-	(20,000)
Jul-01 (b)	-	(27,200)
Jul-01 (b)	-	(70,000)
Jul-01 (b)	-	(28,000)
Jul-01 (b)	-	(32,500)
Jul-01 (b)	-	(25,000)
Aug-01 (b)	-	(1,000,000)
Aug-01 (b)	-	(31,111)
Aug-01 (b)	-	(200,000)
Aug-01 (b)	-	(20,000)
Aug-01 (b)	-	(20,000)
Aug-01 (b)	-	(20,000)
Aug-01 (b)	-	(24,000)
Aug-01 (b)	-	(29,000)
Sep-01 (b)	-	(150,000)

(a) Stock Option Exercised
(b) Expired Warrants

Stock Options

A summary of the activity during the quarter ended September 30, 2001, under the 1999 Stock Option Plan and 2000 Stock Option Plan is as follows:

	Number of	Exercise
	Common	Price
	Shares	Per Share
Balance - Outstanding at June 30, 2001	3,090,400	0.26-3.44
Granted July 1- September 30, 2001(unaudited)	-	-
Exercised July 1- September 30, 2001(unaudited)	-	-
Forfeited July 1- September 30, 2001 (unaudited)	(777,400)	0.26-3.125
Balance - September 30, 2001 (unaudited)	2,313,000	0.26-3.44

Contingencies

The Company's subsidiary, SUM Media Corp., was a named defendant in a case where the plaintiff alleged trademark infringement of the registered trademark no. 503,986.   Since this lawsuit is against the bankrupt subsidiary, the Trustee is responsible for any further action deemed necessary and no liability to SUMmedia.com Inc., is anticipated.

A legal action against the subsidiary, SUM Media Corp., by a former officer and director for unfair dismissal was settled pursuant to a Settlement Agreement dated July 25, 2000.  This claimant has commenced a new legal action for non-performance of the settlement agreement.  Specifically, the former officer and director claims that the Company did not fulfill its obligation under the settlement agreement to find a purchaser for 200,000 restricted SUMmedia.com Inc. shares held by the former officer and director at a price equal to $4.00 per share.  The former officer and director is claiming damages of $800,000 and costs.   The Company's management expects to be successful in defending the legal action.   Since this lawsuit is against the bankrupt subsidiary, the Trustee is responsible for any further action deemed necessary and no liability to SUMmedia.com Inc. is anticipated.

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

As reported previously on Form 10-QSB for the quarter ended March 31, 2001, and pursuant to a Termination Agreement dated December 22, 2000, between the Company and Swartz Private Equity LLC ("Swartz"), potential future obligations to issue additional common shares to Swartz still exist, based on a share value adjustment clause.  Under the Termination Agreement, 1,500,000 restricted shares were issued to Swartz in January 2001 and 878,455 warrants previously issued to Swartz were canceled.  Pursuant to Rule 144 of the Securities Act, the restricted shares issued to Swartz can become free trading one year after issuance.  The Termination Agreement sets out various dates on which additional shares must be issued or cash paid if the 20 day moving average market value of the restricted shares and free trading shares, plus any cash paid, is less than $500,000.  These adjustments continue until the amount of free trading shares, plus cash paid, is at least equal to $500,000 ninety-one days after the last adjustment date.  Although the value to Swartz has been less than $500,000, to date, no additional shares have been issued or cash paid to Swartz.  Based on adjustment dates since the Termination Agreement until September 30, 2001, the Company should have issued approximately 5,078,000 additional shares or paid cash of $386,000 to Swartz.  Since no shares were issued or cash paid within 10 days of the adjustment date, Swartz can choose to receive cash instead of additional shares.  To date, no such request or other communication has been received from Swartz. With respect to the Termination Agreement, no adjustments have been recorded in these financial statements.

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

SUMmedia reports its financial statements in U.S. dollars but its functional currency shifted to the Canadian dollar in 1999 due to a change in the focus of SUMmedia's principal business activity.  With the closure of the Canadian operation, exposure to foreign currency risk has been reduced.  Therefore, the amount of exposure to foreign currency risk is not expected to be significant.

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