Form 10KSB
period 2001-12-31
SUMMEDIA COM INC
filed 2002-03-28
CIK 870751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - KSB
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
Commission file number:  33-38214-D
SUMMEDIA.COM INC.
(Exact name of small business issuer in its charter)
Colorado                                             95-4734398
(State or Other Jurisdiction                           (I.R.S Employer
of Incorporation or Organization)                    Identification No.)
Suite #208-750 Terminal Avenue, Vancouver, British Columbia V6A 2M5
(Address of principal executive offices)
(604) 484-4940
(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Act:    Title of each class                                                             Name of Exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $0.01
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]  Yes   [   ]  No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB    [   ]

Issuer's revenues for the fiscal year ended December 31, 2001 were $49,089.

As of February 15, 2002, there were 12,033,565 common shares held by non-affiliates with a market value of $481,343 based on the February 15, 2002 share price of $0.04.

As of February 15, 2002, there were 42,233,051 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):   [   ] Yes   [ X ] No

SUMMEDIA.COM INC.
FORM 10-KSB
DECEMBER 31, 2001
INDEX

PART I

ITEM 1: DESCRIPTION OF BUSINESS

(A) BUSINESS DEVELOPMENT

(B) BUSINESS OF THE ISSUER

(C) REPORTS TO SECURITY HOLDERS

ITEM 2: DESCRIPTION OF PROPERTY

ITEM 3: LEGAL PROCEEDINGS

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 PART II ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) MARKET INFORMATION

(B) HOLDERS

(C) DIVIDENDS

(D) RECENT SALES OF UNREGISTERED SECURITIES

ITEM 6: PLAN OF OPERATION

(A) FORWARD-LOOKING STATEMENTS

(B) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7: FINANCIAL STATEMENTS

 PART III ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(A) DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

(B) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

ITEM 10: EXECUTIVE COMPENSATION

(A) EXECUTIVE COMPENSATION

(B) OPTION GRANTS IN LAST FISCAL YEAR

(C) AGGREGATED OPTION EXERCISES AND FISCAL YEAR END OPTION VALUE TABLE

(D) DIRECTOR COMPENSATION

(E) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13: EXHIBITS, LISTS AND REPORTS ON FORM 8-K

SIGNATURES

EXHIBIT INDEX
PART I
 ITEM 1: DESCRIPTION OF BUSINESS

(A) BUSINESS DEVELOPMENT

In December 1990, Pursuit Ventures Corporation ("Pursuit") was incorporated in the State of Delaware. In August 1998, Pursuit merged with Remington Assets Limited ("Remington"), a Colorado corporation formed in March 1997. Pre-merger, Pursuit was Remington's parent corporation.  Under the terms of the merger, Pursuit became the surviving entity. As this transaction was between entities under common control, it has been accounted for on a basis similar to a pooling of interests. In September 1998, Pursuit changed its name to Reliance Resources Inc ("Reliance"). On August 6, 1999, Reliance entered into a share exchange agreement with SUM Media Corp. (formerly known as E-Com Media Corp.), a British Columbia, Canada, Internet media and marketing Company. Pursuant to the terms of the exchange agreement, Reliance issued 3,200,000 common shares to acquire all of the issued and outstanding shares of SUM Media Corp.  Immediately after the share exchange, Reliance focused its operations on Internet media and marketing.  From inception to the date of the merger or the share exchange, Reliance, Pursuit and Remington were inactive companies whose business purpose was to acquire a business opportunity which management believed offered potential long-term growth. On August 25, 1999, Reliance changed its name to SUMmedia.com Inc. (the "Company" or "SUMmedia").

On August 30, 1999, SUMmedia changed its trading symbol on the over-the-counter bulletin board from "PSVC" to "ISUM".

(B) BUSINESS OF THE ISSUER

SUMmedia has operated as an Internet media and marketing company providing online coupons, or "eCoupons", for small businesses through its portal, savingumoney.com.  SUMmedia's goal was to provide Internet marketing initiatives for smaller businesses lacking the expertise to exploit eCommerce opportunities.  The Company discontinued all operations as of May 10, 2001, other than such activity required to keep the Company in good standing with regulatory authorities.  Also on May 10, 2001, the Company's Canadian operating subsidiary, SUM Media Corp., voluntarily declared bankruptcy and filed an Assignment for the General Benefit of Creditors pursuant to the Canadian Bankruptcy and Insolvency Act.  Ernst and Young was appointed Trustee of the Estate of the Bankrupt. Accordingly, SUM Media Corp. is in liquidation. The Trustee is currently investigating the title to computer equipment leased from Hewlett-Packard (Canada) Ltd., and so the subsidiary's bankruptcy proceedings have not concluded.

SUMmedia is currently looking to acquire other active businesses once the bankruptcy of its subsidiary is completed.

(C) REPORTS TO SECURITY HOLDERS

SUMmedia intends to send an annual report to its security holders.  Anyone else wishing to view and/or copy materials filed by SUMmedia with the Securities and Exchange Commission, may do so at the SEC's Public Reference Room, 450 Fifth Street, N.W., Washington D.C. 20549.  Information pertaining to the operations of the SEC's Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Since SUMmedia is an electronic filer, interested parties may access its filings at the SEC's website at http://www.sec.gov.

SUMmedia filed its registration statement with the SEC, and the registration statement became effective on March 22, 2000.  Prior to that time, the Company filed reports on a voluntary basis, commencing with its quarterly report on Form 10-QSB for the quarter ended September 20, 1999.  Since March 22, 2000, SUMmedia has complied with SEC reporting requirements.

ITEM 2: DESCRIPTION OF PROPERTY

In May 2001, SUMmedia closed down its principal office located in Vancouver, British Columbia. Three part-time consultants remain, performing ongoing functions related to regulatory compliance.

ITEM 3: LEGAL PROCEEDINGS

In January 2001, a claim was filed against the Company for unpaid invoices totaling $51,688 for printing services.  An agreement to settle this claim has been reached, however, as of December 31, 2001, the settlement amount of US$15,506.42 had not been paid.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 28, 2001, the Company held its Annual General Meeting of Shareholders.  The following actions were taken by the shareholders:

  - The shareholders re-elected Eamon P.M. Egan as a director (with 21,963,300 affirmative votes), and elected Lawton W. Bloom as a director (21,963,300 affirmative votes).

  - The shareholders ratified the appointment of PricewaterhouseCoopers LLP, as the Company's auditors for the fiscal year ended December 31, 2001 (21,963,300 affirmative votes).

  - The shareholders canceled the Company's 1999 Stock Option Plan (21,963,200 affirmative votes; 100 negative votes).

  - The shareholders approved amendment of the Company's articles of incorporation, increasing the number of authorized Common Shares to 500,000,000 (21,963,300 affirmative votes).

  - The shareholders approved (subject to regulatory approval) the Debt Settlement Agreement between the Company and King Essence Limited (the nominee of e-Kong Group Limited), and the consequent issuance of 275,008,796 shares of Common Stock to King Essence Limited (21,963,200 affirmative votes; 100 negative votes).

PART II
 ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) MARKET INFORMATION

SUMmedia's common stock trades on the OTC Bulletin Board. The range of high and low bid quotations for each quarter was as follows:

	2001		2000
QUARTER	HIGH	LOW	HIGH	LOW
March 31	0.62	0.20	10.31	5.88
June 30	0.53	0.04	8.06	2.81
September 30	0.15	0.04	3.06	2.03
December 31	0.10	0.04	2.19	0.16
These quotations represent prices between dealers and do not include retail markups, markdowns, or commissions, and may not necessarily represent actual transactions. The source of the high and low bid information is the NASDAQ Stock Market, Inc. The market in which SUMmedia's common stock trades is commonly referred to as the "electronic bulletin board".  In this market, an investor may find it more difficult to dispose of, or to obtain accurate quotations of the market value of, SUMmedia's common stock. In addition, SUMmedia is subject to a rule promulgated by the Securities and Exchange Commission that provides that, if SUMmedia fails to meet certain criteria set forth in such rule, various sales practice requirements are imposed on broker/dealers who sell SUMmedia's common stock to persons other than established customers and accredited investors. For these types of transactions, the broker/dealer must make a special investor suitability determination for the purchaser and must also receive the purchaser's written consent to the transactions prior to sale. Consequently, the rule may have an adverse effect on the ability of broker/dealers to sell SUMmedia's common stock.  This may, in turn, have an adverse effect on the ability of purchasers to sell SUMmedia's common stock in the market.

(B) HOLDERS

As of February 15, 2002, SUMmedia had approximately 73 holders of record of its common stock.

(C) DIVIDENDS

SUMmedia has not declared cash dividends on its common stock since inception. SUMmedia does not anticipate paying any dividends on its common stock in the foreseeable future.

(D) RECENT SALES OF UNREGISTERED SECURITIES

A listing of recent sales of unregistered securities is incorporated by reference to the Schedule of Shareholders' Deficiency and note 12 of the December 31, 2001 Consolidated Financial Statements. For each issuance, the Company claimed an exemption under Section 4(2) of the Securities Act of 1933, as amended, and relied on representations made to the Company by the purchaser.

ITEM 6: PLAN OF OPERATION

(A) FORWARD-LOOKING STATEMENTS

This document contains certain "forward-looking statements" that involve known and unknown risks and uncertainties, such as statements of SUMmedia's plans, objectives, expectations and intentions. When used in this document, the words "expects," "anticipates," "intends," "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document are applicable to all forward-looking statements, wherever they appear in this document. SUMmedia's actual results could differ materially from those discussed or projected in this document.

(B) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) General

During the second quarter of the year, the Company ceased operations when its main operating subsidiary was assigned into bankruptcy.  Therefore, comparative figures for the year 2000 are not particularly meaningful and have not been provided in all points of the following analysis.

SUMmedia reports its consolidated financial statements in U.S. dollars but its functional currency shifted to the Canadian dollar in 1999 due to a change in SUMmedia's principal business activity. Once the Company ceased operations in the second quarter,  the majority of the Company's transactions were once again denominated in U.S. dollars.  In the future, most of the Company's expenses are expected to be in U.S. dollars, thereby minimizing the Company's currency risk.

SUMmedia has operated as an Internet media and marketing Company providing online coupons, or "eCoupons", for small businesses through its portal, savingumoney.com.  SUMmedia's goal was to provide Internet marketing initiatives for smaller businesses lacking the expertise to exploit eCommerce opportunities.  The Company discontinued all operations as of May 10, 2001, other than those activities required to keep the Company in good standing with regulatory authorities.  Also on May 10, 2001, the Company's Canadian operating subsidiary, SUM Media Corp., voluntarily declared bankruptcy and filed an assignment for the general benefit of creditors pursuant to the Canadian Bankruptcy and Insolvency Act.  Ernst and Young was appointed as Trustee of the bankruptcy estate and, accordingly, SUM Media Corp. is in liquidation.  The Trustee is currently investigating the title to computer equipment leased from Hewlett-Packard (Canada) Ltd. and so the bankruptcy proceedings have not concluded.

The Company is currently looking to acquire other active businesses once the bankruptcy of its subsidiary is completed.

SUMmedia incurred a loss of $5.5 million for the year ended December 31, 2001 (2000 - $34.7 million).  Of this amount, $1.5 million was related to general and administrative costs (net of a related recovery of stock based compensation charges of $0.2 million) (2000 - $10.1 million).  Losses related to marketing of the savingumoney.com web portal account for $0.5 million of this amount (2000 - $8.1 million). $3.2 million is attributable to loss on impairment of long-term assets (2000 - 9.6 million).  The loss on impairment of long-lived assets occurred when the Company changed its business focus during the first quarter to applications service provider, or "ASP" based  initiatives, and to address its need for cash.  Part of this amount also occurred when the Company disposed of unwanted assets from its sales offices and sold back a portion of its pre-paid advertising credits.

(2) Revenues

Revenues for the year ended December 31, 2001 were approximately $49,000 (2000 - $1.1 million).  These revenues were from coupon sales derived from on-line customer coupons posted on the savingumoney.com website.

(3) Cost Of Sales

Cost of sales consisted of salaries and commissions for online coupon and advertising sales, and production salaries for websites.

(4) General and Administration

During the year ended December 31, 2001, SUMmedia incurred $1.6 million on various general and administrative costs (2000 - $10.1 million).  The amount spent on general and administrative costs declined significantly after the Company's main operating subsidiary ceased operations in May of 2001.

At December 31, 2001, there were three part-time consultants employed by the Company.

Legal and accounting fees of $0.4 million were incurred, which related primarily to ongoing SEC reporting including Forms 10-KSB, 10-QSB, 8-K, and proxy reports.

(5) Research and Development

Research and development costs amounted to $0.2 million (2000 - $1.1 million) and were primarily comprised of employee salaries, payments to outside contractors and expenses related to engineering design work and testing of SUMmedia's technology.  All research and development expenditures were terminated when the Company's main operating subsidiary ceased operations in May 2001.

(6) Marketing Expenses

During the year, SUMmedia incurred  $0.5 million (2000 - $8.0 million) of costs on various sales and marketing initiatives, including salaries and benefits, which related primarily to promotional activities.  These promotional activities included advertising through radio, newspapers, and television media, and tradeshow activity.  All such activity ceased once the Company's main operating subsidiary ceased operations in May 2001.

(7) Stock Based Compensation

A recovery of stock based compensation charges of $(246,506) was recorded for the year ended December 31, 2001 (2000 - $358,500).

(8) Amortization

Amortization expense related to software, property and equipment was $0.3 million for the year (2000 - $1.3 million), during which period SUMmedia did not purchase any computers, office equipment or furniture and fixtures.

Goodwill was fully amortized in 2000.

(9) Liquidity and Capital Resources

At December 31, 2001, SUMmedia had no cash on hand, a working capital deficiency of $7.4 million, and a shareholders' deficiency of $7.4 million.  A major shareholder of the Company continues to fund operations required to keep the Company in good standing with regulatory authorities.  Without this support, the Company would not have been able to sustain operations.  The amount of funding from this shareholder is at the sole discretion of the shareholder and may cease at any time, and without prior notice.

Net cash used in SUMmedia's operating activities was $1.5 million for the year ended December 31, 2001.  Net cash flows used in operating activities consisted primarily of a loss for the year of $5.5 million, net of a recovery of non-cash stock based compensation charges of $0.2 million, and amortization of software, property and equipment of $0.3 million.  The change in the Company's net working capital also contributed $11.3 million to operating cash flows.

Because SUMmedia has no operating revenues, its working capital deficiency will continue to increase.  The Company will look to acquire other active businesses, once the bankruptcy of its Canadian subsidiary is completed.  However, there can be no assurance that management's efforts will produce the required revenue and cost reductions that will enable the Company to generate operating income and positive cash flow.

The funding provided by its shareholders has been sufficient to meet the day-to-day cash requirements but has not addressed debt accumulated up to December 31, 2001.  A major shareholder of the Company continues to fund the operations required to keep the Company in good standing with regulatory authorities.  However, the amount of funding from this shareholder is at the sole discretion of this shareholder who may withdraw additional support at any time.

(10) Quantitative and Qualitative Disclosure about Market Risk

As the Company currently has no operations, exposure to market risk is principally confined to its cash and cash equivalents.  These have short maturities and are held with high credit quality financial institutions and, therefore, are believed to involve minimal market risk.

* * * * *
[REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]

ITEM 7: FINANCIAL STATEMENTS

SUMmedia.com Inc. (discontinued operations)

Consolidated Financial Statements as at and for the year ended DECEMBER 31, 2001 AND 2000 (expressed in U.S. dollars)

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF SUMmedia.com Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in shareholders' deficiency, present fairly, in all material respects, the financial position of SUMmedia.com Inc. (formerly Reliance Resources Inc.) as at December 31, 2001 and 2000 and the results of its discontinued operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, and has net working capital and shareholders' deficiencies, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP
Vancouver, Canada

February 27, 2002

SUMmedia.com Inc.
(discontinued operations)
Consolidated Balance Sheets
(expressed in U.S. dollars)
	DECEMBER 31	DECEMBER 31
	2001	2000
ASSETS
Current assets
Restricted cash (note 3)	$ 70,000	$ -
Accounts receivable (note 4)	-	113,797
Sales tax recoverable (note 5)	-	23,810
Prepaid expenses (note 6)	6,537	459,394
Total current assets	76,537	597,001

Other assets	-	42,444
Software (note 7)	-	1,884,584
Property and equipment (note 7)	19,000	1,538,841
	$ 95,537	$ 4,062,870

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities (note 8)	$ 3,890,796	$ 6,604,391
Due to related parties (note 9)	3,280,825	1,454,117
Deferred revenue	-	102,800
Current portion of obligation under capital lease (note 10)	319,263	443,139
Total current liabilities	7,490,884	8,604,447

Obligation under capital lease (note 10)	-	432,243
	7,490,884	9,036,690

Capital stock (note 13)
Authorized
1,000,000 preferred shares, $0.01 par value
65,500,000 common shares, $0.01 par value
Issued
42,233,051 (2000 - 39,898,051) common shares	422,331	398,981
Additional paid-in capital	41,556,138	36,118,193
Warrants issued in connection with private placements	-	5,282,332
Share subscriptions	-	(109,488)
Accumulated other comprehensive income (loss)	29,697	(40,625)
Deficit	(49,403,513)	(46,623,213)
	(7,395,347)	(4,973,820)
	$ 95,537	$ 4,062,870

See accompanying note on going concern and discontinued operations
The accompanying notes are an integral part of these
Consolidated financial statements

SUMmedia.com Inc.
Consolidated Statements of Discontinued Operations
(expressed in U.S. dollars)
	FOR YEAR ENDED DECEMBER 31
	2001	2000
Sales	$ 49,089	$ 1,111,211
Cost of sales	14,324	488,544
Gross profit	34,765	622,667

Operating expenses
Stock based compensation (general and administrative)	(246,506)	358,499
General and administrative	1,598,101	10,148,327
Marketing	455,540	8,055,184
Amortization of software	107,281	457,852
Amortization of property and equipment	218,851	831,214
Amortization of goodwill	-	4,484,678
Research and development	188,912	1,101,424
Loss on impairment of long-lived assets	3,167,790	9,548,559
	5,489,969	34,985,737

Loss from operations	(5,455,204)	(34,363,070)

Share of loss from equity accounted investment	-	(362,872)
Loss from discontinued operation	-
Gain on debt settlement	-	-
Income (loss) for the period	$ (5,455,204)	$ (34,725,942)

Weighted-average number of common shares	42,135,762	19,313,680
outstanding
Basic and diluted loss per share	$ (0.13)	$ (1.80)

The accompanying notes are an integral part of these
consolidated financial statements

SUMmedia.com Inc.
(discontinued operations)
Consolidated Statements of Changes in Shareholders' Deficiency
(expressed in U.S. dollars)
	COMMON STOCK		ADDITIONAL PAID IN CAPITAL	WARRANTS ISSUED IN CONNECTION WITH PRIVATE PLACEMENTS		DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	SHAREHOLDERS' DEFICIENCY

	SHARES	AMOUNT		WARRANTS	AMOUNT

Balance - December 31, 1999	16,142,000	$ 161,420	$ 20,734,829	3,311,900	$ 2,552,751	$ (8,959,271)	$ (19,438)	$ 14,470,291

Private Placement # 8 of 308,000 units
(consisting of one common share and one
warrant) in December 1999 for $3.25 per unit	308,000	3,080	622,155	308,000	249,100	-	-	874,335
Private Placement # 9 of 1,000,000 units
(consisting of one common share and one
warrant) in January 2000 for $4.00 per unit	1,000,000	10,000	2,909,828	1,000,000	1,080,172	-	-	4,000,000
Private Placement # 10 of 700,000 units
(consisting of one common share and one
warrant) in February 2000 for $5.25 per unit	700,000	7,000	2,275,835	700,000	964,290	-	-	3,247,125
Warrants exercised for 159,000 shares	159,900	1,599	585,234	(159,900)	(107,133)	-	-	479,700
Private Placement # 14 of 50,000 units
(consisting of one common share and one
warrant) in March 2000 for $6.00 per unit	50,000	500	235,479	50,000	64,021	-	-	300,000
Stock based compensation	3,000	30	21,720	-	-	-	-	21,750
Stock based compensation	500	5	3,558	-	-	-	-	3,563
Stock based compensation	-	-	340,798	-	-	-	-	340,798
Shares issued pursuant to 1999 stock option plan	24,000	240	74,760	-	-	-	-	75,000
Stock based compensation	510,000	5,100	1,779,900	-	-	-	-	1,785,000
Payment of subscription receivable on
Private placement #4			125,000	-	-	-	-	125,000
Finders fee on Private Placement #5			(14,375)	-	-	-	-	(14,375)
Private Placement # 13 of 20,000 units
(consisting of one common share and one
warrant) in June 2000 for $5.25 per unit	20,000	200	94,625	20,000	8,450	-	-	103,275
Shares issued pursuant to 1999 stock option plan	2,300	23	(23)	-	-	-	-	-
Shares issued to third parties for finders fee on
Private Placement #6	5,000	50	14,325	-	-	-	-	14,375
Shares issued to third parties for finders fee on
Private Placements #8 and #10	30,840	309	88,357			-	-	88,666
Private Placement # 15 for 27,200 units
(consisting of one common share and one
warrant) in July 2000 for $2.50 per unit	27,200	272	53,648	27,200	14,080	-	-	68,000
Private Placement # 16 of 70,000 units
(consisting of one common share and one
warrant) in July 2000 for $2.50 per unit	70,000	700	138,068	70,000	36,232	-	-	175,000
Private Placement # 17 of 28,000 units
(consisting of one common share and one
warrant) in July 2000 for $2.50 per unit	28,000	280	57,410	28,000	12,310	-	-	70,000
Private Placement # 18 of 32,500 units
(consisting of one common share and one
warrant) in July 2000 for $2.25 per unit	32,500	325	59,430	32,500	13,370	-	-	73,125
Private Placement # 19 of 25,000 units
(consisting of one common share and one
warrant) in July 2000 for $2.00 per unit	25,000	250	39,797	25,000	9,953	-	-	50,000
Private Placement # 20 of 31,111 units
(consisting of one common share and one
warrant) in August 2000 for $2.25 per unit	31,111	311	57,466	31,111	12,223	-	-	70,000
Private Placement # 21 of 200,000 units
(consisting of one common share and one
warrant) in August 2000 for $2.00 per unit	200,000	2,000	299,279	200,000	98,721	-	-	400,000
Private Placement # 22 of 20,000 units
(consisting of one common share and one
warrant) in August 2000 for $2.00 per unit	20,000	200	29,845	20,000	9,955	-	-	40,000
Private Placement # 23 of 20,000 units
(consisting of one common share and one
warrant) in August 2000 for $2.50 per unit	20,000	200	39,119	20,000	10,681	-	-	50,000
Private Placement # 24 of 20,000 units
(consisting of one common share and one
warrant) in August 2000 for $2.50 per unit	20,000	200	39,119	20,000	10,681	-	-	50,000
Private Placement # 25 of 24,000 units
(consisting of one common share and one
warrant) in August 2000 for $2.50 per unit	24,000	240	48,318	24,000	11,442	-	-	60,000
Private Placement # 26 of 29,000 units
(consisting of one common share and one
warrant) in August 2000 for $2.25 per unit	29,000	290	53,297	29,000	11,663	-	-	65,250
Private Placement # 27 of 150,000 units
(consisting of one common share and one
warrant) in September 2000 for $2.00 per
unit	150,000	1,500	224,173	150,000	74,327	-	-	300,000
Warrant issued pursuant to investment
agreement	-	-	-	878,455	1,581,219	-	-	1,581,219
Private Placement # 28 of 200,000 units
(consisting of one common share and one
warrant) in October 2000 for $1.75 per unit	200,000	2,000	209,621	200,000	138,379	-	-	350,000
Private Placement # 29 of 30,000 units
(consisting of one common share and one
warrant) in October 2000 at $1.75 per unit	30,000	300	17,991	30,000	11,709	-	-	30,000
Private Placement # 30 of 35,700 units
(consisting of one common share and one
warrant) in October 2000 for $1.00 per unit	35,700	357	21,409	35,700	13,934	-	-	35,700
Private Placement # 31 of 16,000,000 shares
in December 2000 for $0.025 per share	16,000,000	160,000	240,000	-	-	-	-	400,000
Private Placement # 31 of 4,000,000 shares
in December 2000 for $0.025 per share	4,000,000	40,000	60,000	-	-	-	-	100,000
Share subscription receivable from Private
Placement # 31	-	-	(109,488)	-	-	-	-	(109,488)
Warrants expired during 2001	-	-	1,600,198	(2,460,000)	(1,600,198)	-	-	-
Deemed dividend (note 13)	-	-	2,938,000	-	-	(2,938,000)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(21,187)	(21,187)
Loss for the period	-	-	-	-	-	(34,725,942)	-	(34,725,942)
Comprehensive loss	-	-	-	-	-	-	-	(34,747,129)

Balance - December 31, 2000	39,898,051	$ 398,981	$ 36,008,705	4,590,966	$ 5,282,332	$ (46,623,213)	$ (40,625)	$ (4,973,820)

Issue of shares for warrants pursuant to	1,500,000	15,000	1,566,219	(878,455)	(1,581,219)	-	-	-
Investment Termination Agreement (note 17)
Acquisition of SUMmedia.com Pty Limited in	825,000	8,250	417,119	-	-	-	-	425,369
January 2001 (note 9)
Forfeited stock options	-	-	(246,506)	-	-	-	-	(246,506)
Cash received on 2000 share subscription receivable	-	-	109,488	-	-	-	-	109,488
Warrants expired during 2001	-	-	3,701,113	(3,712,511)	(3,701,113)	-	-	-
Shares issued pursuant to exercise of stock options	10,000	100	-	-	-	-	-	100
Gain on settlement of debt in subsidiaries (note 15)	-	-	-	-	-	2,674,904	-	2,674,904
Foreign currency translation adjustment	-	-	-	-	-	-	70,322	70,322
Loss for the period	-	-	-	-	-	(5,455,204)	-	(5,455,204)
Comprehensive loss	-	-	-	-	-	-	-	(5,384,882)

Balance - December 31, 2001	42,233,051	$ 422,331	$ 41,556,138	-	$ -	$ (49,403,513)	$ 29,697	$ (7,395,347)

SUMmedia.com Inc.
(discontinued operations)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
	FOR THE YEAR ENDED DECEMBER 31
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (5,455,204)	$ (34,725,942)
Adjustments to reconcile loss for the period to net cash used in operating activities
Stock based compensation	(246,506)	358,499
Amortization of software	107,281	457,852
Amortization of property and equipment	218,851	831,214
Amortization of goodwill	-	4,484,678
Loss on equity investment	-	362,872
Write-off of goodwill	-	7,131,374
Loss on sale of advertising credits	-	2,110,870
Common stock issued for payment of fees	-	1,272,400
Write-off of property and equipment	3,167,790	306,315
Gain on disposition of property and equipment	97,815
Warrants issued as payment of finance fee	-	1,581,220
Changes in non-cash working capital items
Restricted cash	(70,000)	-
Accounts receivable	110,138	(50,918)
Sales tax recoverable	23,044	144,564
Prepaid expenses	437,967	(2,349,751)
Other assets	41,100	-
Accounts payable and accrued liabilities	(2,480,065)	5,300,101
Gain on settlement of debt from subsidiaries	2,674,904	-
Deferred revenue	(99,495)	2,717
	(1,472,380)	(12,781,935)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common shares	109,588	12,038,287
Due to related parties	1,826,708	1,397,681
Repayment/settlement of capital lease obligations	(517,436)	(168,042)
Proceeds from demand loan	-	-
Proceeds from sale-leaseback arrangement	-	417,689
	1,418,860	13,685,615
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Proceeds from sale of (purchase of) property and equipment	70,000	(2,640,430)
Other assets	-	(285,957)
Cash acquired on acquisition of SUM Media Corp.	-
	70,000	(2,926,387)
Foreign exchange effect on cash	(16,480)	(85,460)
Increase (decrease) in cash and cash equivalents	$ -	$ (2,108,167)
Cash and cash equivalents, beginning of the period	-	2,108,167
Cash and cash equivalents, end of the period	$ -	$ -

The accompanying notes are an integral part of these
consolidated financial statements
1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

a)   The Company

The Company discontinued all operations on May 10, 2001, excepting only activities as required to keep the Company in good standing with regulatory authorities.  Also on May 10, 2001, the Company's Canadian operating subsidiary, SUM Media Corp., voluntarily declared bankruptcy and filed an assignment for the general benefit of creditors pursuant to the Canadian Bankruptcy and Insolvency Act.  Ernst and Young was appointed Trustee of the Estate of the Bankrupt.  Accordingly, SUM Media Corp. is in liquidation. The Trustee is currently investigating the title to computer equipment leased from Hewlett-Packard (Canada) Ltd. and so the bankruptcy proceedings have not yet concluded.

The Company is currently looking to acquire other active businesses once the bankruptcy of its subsidiary, SUM Media Corp., is completed.

The Company was incorporated on December 7, 1990, under the laws of the State of Delaware as Pursuit Ventures Corporation ("Pursuit"). Under a Plan and Agreement of Merger dated August 21, 1998, Pursuit merged with Remington Assets Limited, ("Remington") a Colorado corporation incorporated on March 20, 1997.  Under the terms of the Agreement of Merger, Pursuit became the surviving Company.  Effective September 8, 1998, Pursuit changed its name to Reliance Resources Inc. ("Reliance").  In June 1999, Reliance completed a 1:32 forward stock split.  These consolidated financial statements have been presented on a post stock split basis.

On August 6, 1999, Reliance entered into a share exchange agreement with SUM Media Corp. (formerly E-Com Media Corp.), a British Columbia, Canada Company.  Pursuant to the terms of the agreement, Reliance issued 3,200,000 common shares to acquire 100% of the issued and outstanding shares of SUM Media Corp. On August 25, 1999, Reliance changed its name to SUMmedia.com Inc.

 b)   Going Concern and Discontinued Operations

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business and does not reflect adjustments that might result if the Company and its subsidiaries are unable to continue as going concerns.  As a result of the Company's decision to discontinue all current operations and liquidate its principal operating subsidiary, as outlined below, such matters are subject to significant uncertainty.  As a result of these decisions, these consolidated financial statements have been prepared using principles applicable to a discontinued operation.  The Company was previously in the development stage.

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

As a result of events occurring throughout the year, the Company reviewed its assets for impairment and concluded that future cash flows would not be sufficient to support the carrying amount of its non-current assets and certain prepaid amounts.  Accordingly, the Company wrote down its accounts receivable by $10,626, prepaid expenses and advertising credits by $423,803, other assets by $42,444, software by $1,686,864, and property and equipment by $1,019,229.   The new carrying values were based on fair values realized upon disposition of the assets or appraisals by companies specializing in the disposal of the specified assets.  The Company still has approximately $400,000 of prepaid advertising that it can use in future promotions even though the carrying value was written down to nil.

In conjunction with the decision to discontinue operations, the Company's Canadian operating subsidiary, SUM Media Corp., voluntarily declared bankruptcy on May 10, 2001 and filed an Assignment for the General Benefit of Creditors pursuant to the Canadian Bankruptcy and Insolvency Act.  Ernst and Young was appointed Trustee of the Estate of the Bankrupt.  Accordingly, SUM Media Corp. is in liquidation.  The Trustee has sold certain assets consisting of computer equipment and office furniture and received proceeds of approximately C$110,000 or US$70,000 (net of their expenses of approximately US$82,000).  Since these bankruptcy proceedings have not yet concluded, the proceeds from the sale of SUM Media Corp's assets are shown as restricted cash on the Balance Sheet. The Trustee is currently investigating the title to computer equipment originally leased from Hewlett-Packard (Canada) Ltd.   As at December 31, 2001, no liabilities have been discharged, and since the realization of assets will not be sufficient to settle the subsidiary's liabilities, the subsidiary is expected to report a gain on discharge of its obligations as they are subject to compromise.  Upon completion of SUM Media Corp.'s bankruptcy proceedings, the excess of its liabilities over assets will be credited to shareholders' equity as an adjustment on liquidation of the subsidiary:

DECEMBER
2001

Restricted cash	$ 70,000
Accounts receivable	$ -
Sales tax recoverable	$ -
Property and equipment	19,000
Accounts payable and accrued liabilities	(3,456,524)
Intercompany	(18,522,377)
Capital leases	(319,263)
Net Liabilities	$ (22,209,164)

The assets held by the Company have been reviewed for impairment as noted above.  Based on recorded amounts, the Company has an excess of liabilities over assets.  Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.  Management is currently planning to maintain the Company's eligibility on the OTC Bulletin Board while pursuing other opportunities.  e-Kong Group Limited, the Company's major shareholder, is currently providing limited funding through additional debt in order to keep the Company in compliance with regulatory requirements.  Management does not have an alternative plan to address the going concern issue.  If the Company fails to receive additional funding and develop another business activity, the Company could fail as a going concern.

c)   Audit Committee

As at December 31, 2001, the Company had only two directors.  Accordingly, no duly constituted audit committee existed at that time.  The Company is currently searching for suitable candidates to fill vacant directorships, in accordance with the Company's articles of incorporation and bylaws, so that an audit committee can be formed.

2. SIGNIFICANT ACCOUNTING POLICIES

a)   Generally Accepted Accounting Principles

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

b)   Basis Of Consolidation

The consolidated financial statements include the accounts of SUMmedia.com Inc. and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated on consolidation.  Investments in entities in which the Company can exercise significant influence, but in which the Company possesses less than a majority interest, and which are not otherwise controlled by the Company, are accounted for using the equity method.

c)   Use Of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires Company management to make estimates and assumptions which affect the amounts reported in these financial statements and the notes thereto. Actual results could differ from those estimates.

d)   Foreign Currency Translation And Transactions

As of December 31, 2001, the reporting currency of the Company was the U.S. dollar.  Assets and liabilities denominated in a currency other than the U.S. dollar are translated into U.S. dollars using period end exchange rates.  Revenues and expenses denominated in other than U.S. dollars are translated using average exchange rates for the period. Translation gains and losses are deferred and accumulated as a separate component of comprehensive income (loss) in shareholders' deficiency.  Net gains and losses resulting from foreign exchange transactions are included in the consolidated statement of operations.

e)   Concentration Of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of accounts receivable and sales tax recoverable which are not collateralized.

f)   Fair Value Of Financial Instruments

The carrying value of the Company's financial instruments, including accounts receivable, sales tax recoverable, accounts payable and accrued liabilities, due to related parties and obligations under a capital lease approximate their fair value.

g)   Software And Property And Equipment

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

Software includes operating systems, development programs, the Company's website system, and an enterprise business system.  All software, other than the enterprise business system, is amortized over one year. The enterprise business system is amortized over five years.  The Company capitalizes certain expenditures on software used in its operations in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".

h)   Impairment Of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".  SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

i)  Goodwill

Goodwill, which is the excess of the purchase price of the Company's interest in its subsidiary over the fair value of the underlying assets acquired and liabilities assumed in the acquisition, is amortized on a straight-line basis over three years. Periodically, management reviews the net carrying value of goodwill by considering the expected undiscounted future cash flows of the related business and residual value to determine if the net carrying value is impaired.  Permanent impairments in the value of the unamortized portion of goodwill are written down to the estimated fair value and charged to the consolidated statement of operations in the periods in which the impairment is determined.

j)   Revenue Recognition

Revenues from the placement of customers' online coupons and advertising banners on the Company's website for fixed or determinable fees were recognized rateably over the period of the contract unless collection was not reasonably assured, in which case revenues were recognized when cash payments were received.

During fiscal year 2000, the Company had changed its revenue recognition policy related to design and production of customer websites from the completed contract method to the percentage of completion method.  This change did not have an effect on revenues recorded in previous periods as the completed contract method approximated the percentage of completion method for those prior periods due to the short term nature of the website design contracts entered into in those prior periods.  All previous period contracts were complete at the end of the previous reporting periods.  The change in the Company's revenue recognition policy to percentage of completion was made because this method better reflects the Company's earning process with regards to this source of revenue.

Amounts received in excess of revenue recognized were included in deferred revenue.

k)   Advertising Expense

The Company recognizes advertising costs in accordance with Statement of Position ("SOP") 93-7 "Reporting on Advertising Costs." As such, the Company expenses the cost of producing advertisements at the time production occurs, and expenses the cost of communicating advertising in the period in which the advertising space or airtime is used.

l)   Stock Based Compensation

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

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services" ("EITF 96-18").  Costs are measured at the estimated fair market value of the consideration received, or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the date on which there first exists a firm commitment for performance by the provider of goods or services as defined by EITF 96-18.

For purposes of valuing the Company's stock-based compensation transactions, the Company uses the market price of its common shares, as quoted on the OTC Bulletin Board, on the measurement date for the applicable transaction.

m)   Income Taxes

Income taxes are accounted for using an asset and liability approach.  This approach requires the recognition of taxes payable or refundable for the current period and deferred tax liabilities and assets for future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax laws; the effect of future changes in tax laws or rates are not anticipated.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance, where, based on available evidence, the probability of realization of the deferred tax asset does not meet a "more likely than not" criterion.

n)   Loss Per Common Share

Loss per share computations are made in accordance with SFAS No. 128, "Earnings Per Share", and Staff Accounting Bulletin ("SAB") No. 98.  Basic loss per share is computed using the weighted average number of common shares outstanding, after giving retroactive effect to the 1:32 forward stock split, as described in note 1.  Diluted loss per share is computed using the weighted average number of common and potentially dilutive shares outstanding.

o)  Comprehensive Loss

Comprehensive loss is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners.  Total comprehensive loss consists of comprehensive loss for the year plus "other comprehensive loss."  The accumulated balance of other comprehensive loss is included in the equity section of the balance sheet.  The Company's other comprehensive loss consists of foreign exchange translation adjustments.

p)  Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations."  SFAS 141supersedes APB 16, "Business Combinations," and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises."  SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001, and also eliminates the pooling-of-interests method. The Company does not expect the adoption of SFAS 141 to have a material effect on its financial position or results of operations.

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets."  SFAS 142 supersedes APB 17, "Intangible Assets," and requires the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the testing for impairment of existing goodwill and other intangibles.  SFAS 142 must be applied to fiscal years beginning after December 15, 2001, with early adoption permitted in certain cases.  The Company expects to adopt SFAS 142 for its first fiscal quarter of 2002, and does not expect the adoption to have a material effect on its financial position or results of operations.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."  SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for: (1) recognition and measurement of the impairment of long-lived assets to be held and used; and (2) measurement of long-lived assets to be disposed of by sale.  SFAS 144 is effective for fiscal years beginning after December 15, 2001.  The Company expects to adopt SFAS 142 for its first fiscal quarter of 2002.  The Company does not expect the adoption to have a material effect on its financial position or results of operations.

3. RESTRICTED CASH

Restricted cash represents cash held by the Trustee in the bankruptcy of SUM Media Corp. from the sale of the assets of the Company's subsidiary.  Upon completion of the bankruptcy proceedings, this cash will used to settle liabilities subject to compromise.

4. ACCOUNTS RECEIVABLE

	2001	2000
Trade accounts receivables	$ -	$ 49,351
Less: Allowance for doubtful accounts	-	(26,448)
Other	-	90,894
	$ -	$ 113,797

5. SALES TAX RECOVERABLE
Sales tax recoverable relates to Canadian Goods and Services Taxes paid by the Company's Canadian subsidiary, SUM Media Corp.

6. PREPAID EXPENSES
Prepaid expenses as at December 31, 2001 relate solely to corporate insurance.

	DECEMBER 31	DECEMBER 31
	2001	2000
Advertising credits	$ -	$ 425,807
Prepaid insurance & deposits*	6,537	22,984
Product support and maintenance	-	10,603
	$ 6,537	$ 459,394

* Of this amount, $2,734 was paid to the Court for the benefit of a former employee

7. SOFTWARE, PROPERTY AND EQUIPMENT

	2001
Software	COST	ACCUMULATED AMORTIZATION	NET BOOK VALUE
Software	$ -	$ -	$ -
Software under capital lease	-	-	-
	$ -	$ -	$ -
Property and equipment
Computer equipment	$ -	$ -	$ -
Computer equipment - capital lease (note 1)	19,000	-	19,000
Leased automobiles	-	-	-
Office equipment	-	-	-
Furniture and fixtures	-	-	-
Leasehold improvements	-	-	-
	$ 19,000	$ -	$ 19,000

	2000
Software	COST	ACCUMULATED AMORTIZATION	NET BOOK VALUE
Software	$2,316,484	$ (447,045)	$ 1,869,439
Software under capital lease	25,952	(10,807)	15,145
	$2,342,436	$ (457,852)	$ 1,884,584
Property and equipment
Computer equipment	$ 806,007	$ (332,250)	$ 473,757
Computer equipment - capital lease (note 1)	876,078	(253,256)	622,822
Leased automobiles	206,244	(56,697)	149,547
Office equipment	81,235	(16,422)	64,813
Furniture and fixtures	159,843	(20,282)	139,561
Leasehold improvements	96,813	(8,471)	88,342
	$2,226,219	$ (687,378)	$ 1,538,841
8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	2001	2000
Trade accounts payable	$ 3,771,591	$ 5,776,738
Employee payables	-	510,643
Unpaid employee payroll deductions	119,205	317,010
	$ 3,890,796	$ 6,604,391

9. RELATED PARTY TRANSACTIONS

The Company owes the following amounts to certain shareholders:

		2001	2000
Due to e-Kong Services Limited and affiliates	(a)	$ 2,827,903	$ 1,064,274
Due to Dennis Molloy and Grant Petersen	(b)	285,940	250,565
Due to Grant Petersen	(c)	88,846	74,304
Due to Dennis Molloy	(c)	37,453	28,986
Due to Philip Kunsberg	(d)	40,683	35,988
		$ 3,280,825	$ 1,454,117

All amounts due to related parties are without stated terms of repayment, are unsecured, and are repayable on demand, except as noted below:

(a) Interest accrues monthly at the annual rate of prime + 2% (effective rate = 7.25%), as determined by The Hong Kong and Shanghai Banking Corporation.
(b) Interest accrues monthly at the annual rate of 15%.  SUMmedia has signed an agreement guaranteeing the repayment of this loan made to these two shareholders in the event that these shareholders do not repay the loan.  The loan is now due.  However, no legal action has been taken against the Company.
(c) Interest accrues monthly at an annual rate of 10%.
(d) Interest accrues monthly at an annual rate of 15% (see also note 17).

During the year the company borrowed $1,684,415 from related parties for general operating expenses.  In addition, $142,293 was accrued as interest on these funds.

At the Company's Annual General Meeting held December 28, 2001, the shareholders approved the Debt Settlement Agreement between the Company and King Essence Limited (e-Kong Group Limited's nominee) and the issuance of 275,008,796 shares of Common Stock to King Essence Limited.  The purpose of this agreement was to extinguish fully all debts owed to e-Kong Services Limited and its affiliates as of June 22, 2001, by converting the total debt as of that date (US $2,750,088) to equity.  The remaining $77,815 is an unpaid advance from e-Kong Group Limited.  Although the Agreement was approved, the transaction has not yet occurred, and remains subject to regulatory approval.

During the year, the Company acquired all of the outstanding shares of SUMmedia.com Pty Limited ("SUM Australia").  An aggregate of 825,000 shares of common stock of SUMmedia were issued in exchange for 100% ownership of SUM Australia.  Prior to this transaction, the Company did not own any interest in SUM Australia.  A company owned by a former director of SUMmedia owned 40% of SUM Australia prior to this transaction.  SUM Australia owned the exclusive right to market and operate the savingumoney.com brand and operation in Australia.  Currently, there are no existing staff, operations or assets in SUM Australia.

10. COMMITMENTS

The Company has the following annual capital lease commitments for the Company's computer equipment from Hewlett-Packard (Canada) Ltd.:

2002	$ 335,044
Total minimum lease payments	335,044
Amount representing interest	(15,781)
PV of minimum lease payments	319,263
Less: Current portion	319,263
Long-term capital lease obligation	$ -
Ernst and Young, Trustee of the estate of the bankrupt subsidiary SUM Media Corp., is currently investigating the title to computer equipment leased from Hewlett-Packard (Canada) Ltd., as outlined in Note 1.

11. INCOME TAXES

The Company is subject to taxation in the countries and states/provinces where it maintains its registered office and where it operated its sales offices.  As a result, the Company is subject to taxation in the United States for Federal and Colorado State taxes.

At December 31, 2001, the Company had net operating loss carry forwards of approximately $4,321,000 (2000 - $3,801,000), arising from U.S. operations.  These tax attributes are available to reduce future U.S. taxable income.  Upon completion of the bankruptcy of the Company's Canadian subsidiary, Canadian tax losses of $16,778,000 (2000 - $17,803,000) will no longer be available to reduce future Canadian taxable income. The potential benefits relating to these losses have not been recognized in these consolidated financial statements.  The losses expire as follows:

Expiry	Canada	US	Total
2006	$ 1,625,000	$ -	$ 1,625,000
2007	14,174,000	-	14,174,000
2008	979,000	-	979,000
2019	-	404,000	404,000
2020	-	3,397,000	3,397,000
2021	-	520,000	520,000
	$ 16,778,000	$ 4,321,000	$ 21,099,000
Net deferred tax assets are composed of the following:

	Canada	US	Total
Net operating loss carryforwards	$ 6,647,000	$ 1,669,000	$ 8,316,000
Software, property and equipment	1,867,000	-	1,867,000
Investments	-	140,000	140,000
Stock-based compensation	-	879,000	879,000
Deferred tax valuation allowance	(8,514,000)	(2,688,000)	(11,202,000)
	$ -	$ -	$ -
Based on a number of factors including, but not limited to, the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided.

The income tax provision differs from the amount obtained by applying the applicable statutory income tax rates to loss before income taxes as follows:

Reconciliation to federal statutory rate	2001	2002
Net loss per f/s	(5,455,204)	(34,725,942)
Federal statutory rate	38.63%	38.63%

Income tax recovery based on statutory rate	(2,107,000)	(13,415,000)
Change in tax rates	1,327,000	-
Increase in income tax recovery associated
with higher tax rates in subsidiary	(253,000)	-
Gain on settlement of debt	1,053,000	-
Foreign losses subject to different tax rates	-	(919,000)
Non-deductible expenses	172,000	5,767,000
Change in valuation allowance	(192,000)	8,567,000
	$ -	$ -

12.  COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and foreign currency translation adjustments.  Comprehensive loss was $5,384,882 for the year ended December 31, 2001 (2000 - $34,747,129).

13. CAPITAL STOCK

Holders of common shares are entitled to one vote per share on all matters submitted to a vote of the shareholders of the Company. Subject to preferences that may apply to preferred shares outstanding, the holders of common shares are entitled to receive dividends out of assets legally available at such time and in such amounts as the Board of Directors may from time to time determine. Upon the occurrence of a liquidation, dissolution or winding up of the assets of the Company, the holders of common shares will be entitled to share rateably in the distribution of all remaining assets available for distribution after satisfaction of all liabilities and the payment of any liquidation preference on any outstanding preferred shares.

On December 28, 2001, the Company's shareholders approved the amendment of the Company's articles of incorporation, increasing the number of authorized Common Shares to 500,000,000.  The shareholders also approved the Debt Settlement Agreement between the Company and King Essence Limited (e-Kong Group Limited's nominee), and the consequent issuance of 275,008,796 shares of the Common Stock of the Company to King Essence Limited in fulfillment of the Debt Settlement Agreement.  At December 31, 2001, the shares had not yet been issued, and  the transaction remains subject to regulatory approval.

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

a) Share Transactions and Outstanding Warrants					CASH PROCEEDS AND SHARE SUBSCRIPTIONS	WARRANT EXERCISE PRICE	VALUE ASSIGNED PER WARRANT	WARRANT EXPIRY FROM ISSUANCE DATE
DATE OF ISSUANCE		COMMON SHARES	WARRANTS	ISSUE PRICE PER SHARE
Jan-01	(a)	1,500,000	-	-	-	-	-	-
Jan-01	(b)	332,604	-	-	-	-	-	-
Jan-01	(b)	412,500	-	-	-	-	-	-
Jan-01	(b)	79,896	-	-	-	-	-	-
Jan-01	(c)	-	(1,000,000)	-	-	-	-	-
Feb-01	(c)	-	(700,000)	-	-	-	-	-
Mar-01	(c)	-	(50,000)	-	-	-	-	-
Apr-01	(d)	10,000	-	$0.01	$100.00	-	-	-
Jun-01	(c)	-	(20,000)	-	-	-	-	-
Jul-01	(c)	-	(27,200)	-	-	-	-	-
Jul-01	(c)	-	(70,000)	-	-	-	-	-
Jul-01	(c)	-	(28,000)	-	-	-	-	-
Jul-01	(c)	-	(32,500)	-	-	-	-	-
Jul-01	(c)	-	(25,000)	-	-	-	-	-
Aug-01	(c)	-	(31,111)	-	-	-	-	-
Aug-01	(c)	-	(200,000)	-	-	-	-	-
Aug-01	(c)	-	(20,000)	-	-	-	-	-
Aug-01	(c)	-	(20,000)	-	-	-	-	-
Aug-01	(c)	-	(20,000)	-	-	-	-	-
Aug-01	(c)	-	(24,000)	-	-	-	-	-
Aug-01	(c)	-	(29,000)	-	-	-	-	-
Sep-01	(c)	-	(150,000)	-	-	-	-	-
Oct-01	(c)	-	(200,000)	-	-	-	-	-
Oct-01	(c)	-	(30,000)	-	-	-	-	-
Oct-01	(c)	-	(35,700)	-	-	-	-	-

(a) The Company issued 1,500,000 common shares, in exchange for the cancellation of 878,455 warrants, pursuant to a Termination Agreement.
(b) Common shares issued pursuant to three Share Purchase Agreements.
(c) Expired warrants.
(d) Common shares issued pursuant to a stock option exercise of 10,000 shares at $0.01 per share.

 b)  Stock Option Plans

At the Company's Annual General Meeting held December 28, 2001, shareholders approved he termination of the Company's 1999 Stock Option Plan. The Company's 2000 Stock Option Plan, which had only been approved by the Board of Directors, has also been terminated.  Therefore, both Stock Option Plans are terminated, with the following exceptions:

As of December 31, 2001, and as noted in the table below, 983,000 stock options remain outstanding.  Stock options from the 1999 Plan in the amount of 528,000 shares remain outstanding pursuant to Settlement Agreements with four previous officers of the Company.  The Settlement Agreements provide for the continuance of stock options previously granted.

Pursuant to the Termination Clauses contained in two Stock Option Agreements granted to previous officers and directors, stock options in the amounts of 280,000 and 100,000 shares remain in effect until March 10, 2002, and January 28, 2002, respectively.  A stock option granted to a current officer of the Company in the amount of 75,000 shares also remains in effect.

Other than the exceptions noted above, all other stock options in the 1999 and 2000 Stock Option Plans were cancelled on December 28, 2001.

	2001		2000
	NUMBER OF SHARES UNDER OPTION	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER OF SHARES UNDER OPTION	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at beginning of year	4,273,600	$ 1.645	2,472,000	$ 3.180
Granted during year, at market price	41,500	0.530	2,217,100	0.712
Granted during year, above market price	200,000	0.330	85,600	3.125
Granted during year, repriced to market price	-	-	531,700	1.731
Granted during year, under market price	-	-	95,000	0.010
Exercised during year	(10,000)	0.010	(26,300)	3.125
Cancelled during year (1)	(1,859,600)	0.268	-	-
Forfeited during year (2)	(1,662,500)	2.080	(1,101,500)	3.194
Expired during year	-	-	-
Outstanding at end of year	983,000	$ 3.215	4,273,600	$ 1.645
(1) Stock options issued pursuant to the 2000 Stock Option Plan and terminated by the Board of Directors
(2) Stock options issued pursuant to the 1999 Stock Option Plan and not exercised within the required timeline.

December 31, 2001:	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER AT DECEMBER 31, 2001	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER AT DECEMBER 31, 2001	WEIGHTED AVERAGE EXERCISE PRICE
$0.01-$0.50	-	-	$ -		$ -
$0.51-$1.00	-	-	-	-	-
$1.01-$1.50	-	-	-	-	-
$1.51-$2.00	-	-	-	-	-
$2.01-$2.50	-	-	-	-	-
$2.51-$3.00	-	-	-	-	-
$3.125-$3.44	983,000	5.06	$ 3.215	979,400	$ 3.215

December 31, 2000:	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER AT DECEMBER 31, 2001	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER AT DECEMBER 31, 2001	WEIGHTED AVERAGE EXERCISE PRICE
$0.01-$0.50	1,909,600	10.0	$ 0.261	496,304	$ 0.242
$0.51-$1.00	-	-	$ -	-	$ -
$1.01-$1.50	5,000	10.0	$ 1.192	1,200	$ 1.192
$1.51-$2.00	3,000	10.0	$ 1.970	720	$ 1.970
$2.01-$2.50	7,500	10.0	$ 2.249	1,800	$ 2.249
$2.51-$3.00	36,500	10.0	$ 2.655	8,760	$ 2.655
$3.01-$3.50	2,312,000	9.2	$ 3.190	1,275,440	$ 3.201

c) Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".  This method recognizes compensation cost as the amount by which the fair value of the stock exceeds the exercise price at the date of grant.

Had the Company determined compensation costs based on fair value at the date of grant for its awards under the method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation", the Company's loss and loss per share would have been as follows:

	2001	2000
Loss for the period	$ (5,455,204)	$ (34,725,942)
Additional compensation recovery (expense)	1,793,944	(2,075,177)
Pro forma loss for the period	$ (3,661,260)	$ (36,801,119)

Pro forma basic and diluted loss per share	$ (0.09)	$ (1.91)

The pro forma compensation expense reflected above has been estimated using the Black-Scholes option-pricing model.  Assumptions used in the pricing model include:

(a) risk free interest rate of 5.9% - 6.1%,
(b) expected volatility of 80% - 200%;
(c) expected dividend yield of nil; and
(d) an estimated average life of two years.

14.  SUPPLEMENTAL CASH FLOWS
	2001	2000
SUPPLEMENTALCASH FLOW INFORMATION
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ 25,158
SUPPLEMENTAL NON-CASH INVESTING AND
FINANCING ACTIVITIES
Issuance of common shares for acquisition of subsidiaries	425,369	-
Stock based compensation	(246,506)	358,499
Share subscriptions receivable	-	109,488
Deemed dividend	-	2,938,000
Issuance of common shares for consulting services	-	1,172,400
Issuance of common shares for legal services	-	100,000
Issuance of common shares for finder's fee	-	1,147,197
Issuance of common shares for Joint Venture	-	45,000
Issuance of warrants for finance fee	-	1,581,220

15. GAIN ON SETTLEMENT OF DEBT IN SUBSIDIARIES

As a result of settling accounts payable due from a subsidiary not subject to compromise for an amount less than the stated amount, the Company has recognized a gain.  However, since these transactions were conducted solely on behalf of Company subsidiaries that are subject to compromise, liquidation and wind-up, the Company has recognized this gain as a capital transaction similar to the treatment for the eventual gain that would be recognized when the subsidiaries are wound up.  The settlement agreements were for outstanding amounts owed to two suppliers totaling $2,731,509.  During the year, $56,605 was paid to these suppliers in accordance with the settlement agreements, resulting in a gain recognized of $2,674,904.

16.  SEGMENT INFORMATION

The Company has identified its operating segments in the past based on its business activities.  Since the Company does not currently have any operating segments, no segment information is presented.

17. CONTINGENCIES

On July 25, 2000, the Company entered into a Settlement Agreement to settle a law suit brought against the Company and its bankrupt subsidiary by a former officer and director for unfair dismissal.  This former officer and director has now commenced a new suit against the bankrupt subsidiary for non-performance under the Settlement Agreement.  Specifically, the former officer and director of the Company is claiming that SUM Media Corp. did not fulfill its obligation under the Settlement Agreement to find a purchaser for the former officer and director's 200,000 restricted SUMmedia.com Inc. shares at a price equal to $4.00 per share.  The former officer and director of the Company is claiming damages of $800,000 plus costs.  Since this claim is only against the bankrupt subsidiary, the Company does not intend to take further action.

Philip Kunsberg, a former employee and officer of the Company, is seeking 500,000 shares of the Company and $50,000 as settlement for debt (see Due to Related Parties note), expenses and severance owed him by SUM Media Corp. and related to his former position as President and Director of SUMmedia.  Since debt, expenses and severance are owed by SUM Media Corp., the Company does not intend to take any further action.

In January 2001, a claim was filed against the Company for unpaid invoices totaling $51,688.  These invoices are for printing services.  An agreement to settle this claim has been reached.  However as of December 31, 2001, the settlement amount (US$15,506.42) had not been paid.

Two former employees have filed claims against the Company's U.S. subsidiary, SUMmedia America Inc., for $15,000 each.  These claims relate to the termination of the claimants' employment.  The claimants have taken no further action against the Company.

As reported previously on Form 10-QSB for the quarter ended March 31, 2001, and pursuant to a Termination Agreement dated December 22, 2000, between the Company and Swartz Private Equity LLC ("Swartz"), potential future obligations to issue additional common shares to Swartz still exist.  The amount of shares which may have to be issued is based upon a share value adjustment clause.  Under this Termination Agreement, 1,500,000 restricted shares were issued to Swartz in January 2001, and 878,455 warrants previously issued to Swartz were cancelled.  Pursuant to Rule 144 of the Securities Act, the restricted shares issued to Swartz can become free trading one year after issuance.  The Termination Agreement sets out various dates on which additional shares must be issued (or cash paid) if the 20 day moving average market value of the restricted shares and free trading shares, plus any cash paid, is less than $500,000.  These adjustments continue until the amount of free trading shares, plus cash paid, is at least equal to $500,000 on a date ninety-one days after the last adjustment date.  Although the value to Swartz has been less than $409,000, to date, no additional shares have been issued or cash paid to Swartz.  Based on adjustment dates since the Termination Agreement until December 31, 2001, the Company should have issued approximately 6,765,000 additional shares or paid cash of $386,000 to Swartz.  Since no shares were issued or cash paid within 10 days of the adjustment date, Swartz can choose to receive cash instead of additional shares.  To date, no such request or other communication has been received from Swartz. With respect to the Termination Agreement, no adjustments have been recorded in these financial statements.

18. SUBSEQUENT EVENTS
Subsequent to December 31, 2001, the Company amended its articles of incorporation to increase the authorized common stock of the Company to 500,000,000 shares. The amendment to the Company's articles of incorporation was approved by the shareholders at the Annual General Meeting held on December 28, 2001 (note 9). The present articles of incorporation provide for both the issuance of common and preferred shares with par values assigned. Therefore, the Company may issue up to 500,000,000 common shares of $0.01 par value and up to 1,000,000 preferred shares of $0.01 par value. The specific classes and preferences of the preferred shares are left to the board of directors to determine at such time as those preferred shares might be issued.  Preferred shares were unaffected by this amendment.

PART III

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes or disagreements.

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(A) DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth information regarding the executive officers and directors and key employees of SUMmedia as of February 15, 2002

NAME AND POSITION	AGE	HELD POSITION SINCE
Eamon Egan, Chairman, President and Director	41	2001
Lawton Bloom, Secretary and Director	31	2001
L. Evan Baergen, Chief Financial Officer	38	2000

Eamon Egan and Lawton Bloom are Class III directors. There are no Class I or II directors.

The following is a brief summary of the business experience of each director and officer over the last five years:

EAMON P.M. EGAN
CHAIRMAN, PRESIDENT AND DIRECTOR

Mr. Egan has been a corporate solicitor since 1985 and is a member of the Law Societies of Hong Kong, England, Wales and British Columbia. He has served as a Director and General Manager of SUMmedia.com.hk Limited since December, 1999, and serves as the director of Business Development of the e-KONG Group Limited in Hong Kong. He was appointed a Director of SUMmedia.com on April 11, 2001, to fill a vacancy on the Board.  Since 1993, he has served as a director of Experience Publications Limited, a Hong Kong-based advertising publisher.

LAWTON W. BLOOM
SECRETARY AND DIRECTOR

Mr. Bloom has extensive experience in operations management, business development, and strategic planning.  He currently serves as Vice President of Strategy, North America, for e-Kong Group Limited.  Prior to joining e-Kong Group Limited in 2000, Mr. Bloom was a consultant with Argus Management Corporation.   From 1996 to 1999 he worked in Beijing and the United States on operations, strategic planning and business development for UNIFI Communications, a US-based telecom service provider.

L. EVAN BAERGEN, CA
CHIEF FINANCIAL OFFICER

Mr. Baergen is currently the President, Secretary and Treasurer of Green Fusion Corporation.  Mr. Baergen has been an officer of SUMmedia since December 2000. He joined SUMmedia from Group Telecom, a telecommunications Company, where he worked as Vice President of Operations.  Mr. Baergen was the CFO for an advertising agency, Koo Creative Group, in 1998 and has worked for other companies, such as Nortel Networks.  Mr. Baergen obtained his Chartered Accountant designation while articling with Price Waterhouse in 1992.  He also holds a Bachelor of Business Administration in accounting from Simon Fraser University and an Electronics Engineering Technology Diploma from Northern Alberta Institute of Technology.

(B) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act") requires executive officers and directors and persons who beneficially own more than 10% of the common stock ("Reporting Persons") to file initial reports of ownership on Form 3 and reports of changes in ownership in Forms 4 and 5 with the Securities and Exchange Commission ("SEC"). Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.

During the year ended December 31, 2001, all Reporting Persons reported their beneficial ownership on Forms 3 and, subsequently, changes to their beneficial ownership on Forms 4 and 5, with the following exceptions.  Johnson Chan, Clayhill Limited, Jade West Investment Limited and e-Kong Services Limited did not file Forms 3.  Subsequent to December 31, 2001, Forms 3 for Eamon Egan and Lawton Bloom have been filed, and Clayhill Limited has filed Schedule 13D.

ITEM 10:  EXECUTIVE COMPENSATION

(A) EXECUTIVE COMPENSATION

The following table sets forth information concerning executive compensation earned in the years ended December 31, 2001 and December 31, 2000.  The information in the following table includes salaries, bonuses, stock options granted, and other miscellaneous compensation.

			Long Term Compensation
			Securities
Name and Principal	Annual Compensation		Underlying
Position	Year	Salary	Options
Eamon P.M. Egan, Chairman and President from December 2001	2001	--	--

Grant M. Petersen	2001	$57,243.78**	280,000
Chairman and Chief Executive	2000	214,260*	280,000
Officer from August 1999 to December 2001, Acting President from July 2000 to September 2000

John Veltheer	2001	--	200,000
President, from August 1999 to July 2000	2000	165,884	200,000

David Noble	2001	45,994	--
Chief Information Officer from November 1999	2000	113,340	260,000

Andre Dragon,	2001	--	--
Chief Operating Officer from August 1999 to November 2000	2000	105,530	150,000

L. Evan Baergen, Chief Financial Officer and Secretary from December 2000	2001	88,377	75,000
*Mr. Petersen's salary was paid to 505362 B.C. Ltd., a company wholly owned by Mr. Petersen and his spouse, Julia A. Petersen.
** The amount paid to Mr. Petersen was paid as consulting fees.

(B) OPTION GRANTS IN LAST FISCAL YEAR

The following table represents the grants of stock options in the fiscal year ended December 31, 2001 to Eamon P. M. Egan, Grant M. Petersen, John Veltheer, David Noble, Andre Dragon and L. Evan Baergen.

Name	Number of Securities Underlying Options (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise of Base Price ($/Share)	Expiration Date
Eamon P.M. Egan	--	--	--	--
Grant M. Petersen	200,000*	82.82%	$0.33	--
John Veltheer	--	--	--	--
David Noble	--	--	--	--
Andre Dragon	--	--	--	--
L. Evan Baergen	--	--	--	--
                                                                    *These stock options were cancelled during the fiscal year 2001.

(C) AGGREGATED OPTION EXERCISES AND FISCAL YEAR END OPTION VALUE TABLE

The following table represents the exercise of stock options in the fiscal year ended December 31, 2001 and the fiscal year end value of unexercised options to Eamon P.M. Egan, Grant M. Petersen, John Veltheer, David Noble, Andre Dragon and L. Evan Baergen.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Securities Underlying Options at FY-end (#) Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options at FY-end ($) Exercisable/ Unexercisable
Eamon P.M. Egan	--	--	--/--	--/--
Grant M. Petersen	--	--	280,000/--	--/--
John Veltheer	--	--	200,000/--	--/--
David Noble	10,000	$2,400	--/--	--/--
Andre Dragon	--	--	--/--	--/--
L. Evan Baergen	--	--	71,400/3,600	--/--

(D) DIRECTOR COMPENSATION

Currently, SUMmedia's directors do not receive any cash compensation for their services as directors.

(E) EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

At the Company's Annual General Meeting held December 28, 2001, the shareholders approved a Debt Settlement Agreement between the Company and King Essence Limited, e-Kong Group Limited's nominee, whereby the Company would issue 275,008,796 shares to King Essence Limited.  Upon the issuance of these shares, e-Kong Group Limited, together with its affiliates, would hold an absolute majority position in the Company of approximately 92%.  As of December 31, 2001, these shares had not yet been issued and the transaction remains subject to regulatory approval.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to beneficial ownership of SUMmedia's common stock as of February 15, 2002 for:

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

NAME AND ADDRESS OF BENEFICIAL OWNER OR NAME OF OFFICER OR DIRECTOR	AMOUNT OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS (1)
e-Kong Services Limited (2)	17,008,000	40.27%
All Officers and directors as a group (3 persons)	75,000	*
Eamon Egan (3)	Nil	*
Lawton Bloom (4)	Nil	*
Grant M. Petersen (5)	4,735,293	11.21%
Dennis Molloy (6)	4,384,793	10.38%
Jade West Investment Limited (7)	4,000,000	9.47%
L. Evan Baergen (8)	75,000	*
 ____________
* Less than one percent.

(1) Percentage of beneficial ownership is based on 42,233,051 shares of common stock issued and outstanding as of February 15, 2002.

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

(3) Mr. Egan's address is Suite 13D - 76 Jaffe Rd., Wanchai, Hong Kong.

(4) Mr. Bloom's address is Suite #200 - 200 Lake Drive East, Cherry Hill, NJ 08002.

(5) Includes stock options for 280,000 shares currently exercisable, or exercisable within 60 days. Includes 2,743,355 shares owned of record on August 6, 1999 by nominees for Mr. Petersen as to which shares Mr. Petersen effectively possesses sole voting and investment powers. None of such nominee relationships were initially embodied in formal written agreements. Mr. Petersen has subsequently obtained stock powers covering 786,439 shares formerly owned of record by certain of the nominees.

(6) Mr. Molloy's address is 24446 80th Avenue, Langley, B.C., Canada. Includes 2,743,355 shares owned of record on August 6, 1999 by nominees for Mr. Molloy as to which shares Mr. Molloy effectively possesses sole voting and investment powers. None of such nominee relationships were initially embodied in formal written agreements. Mr. Molloy has subsequently obtained stock powers covering 786,439 shares formerly owned of record by certain of the nominees.

(7) Jade West Investment Limited's address is P.O. Box 146, Road Town, Tortola, British Virgin Islands.

(8) Mr. Baergen's address is Suite #208 - 750 Terminal Avenue, Vancouver, B.C. Canada. Includes options for shares currently exercisable or exercisable within 60 days.

 ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Note 9, "Related Party Transactions", in the Notes to Consolidated Financial Statements.

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

Exhibit 3.1.3 Articles of Amendment dated February 14, 2002.

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

Exhibit 10.2 Subscription Agreement between SUMmedia.com Inc. and Clayhill Limited dated December 4, 2000.

Exhibit 10.3 Subscription Agreement between SUMmedia.com Inc. and Jade West Investment Limited dated December 4, 2000.

Exhibit 10.4 Letter Agreement amending Subscription Agreement between SUMmedia.com Inc. and Clayhill Limited dated December 15, 2000.

Exhibit 10.5 Letter Agreement amending Subscription Agreement between SUMmedia.com Inc. and Jade West Investment Limited dated December 15, 2000.

Exhibit 10.6 Second Amendment to the Subscription Agreement by and between SUMmedia.com Inc. and Clayhill Limited, dated January 30, 2001.

Exhibit 10.7 Second Amendment to the Subscription Agreement by and between SUMmedia.com Inc. and Jade West Investment Limited , dated January 30, 2001.

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

Exhibit 10.14 Debt Settlement Agreement between SUMmedia.com Inc. and King Essence Limited dated June 22, 2001.****

Exhibit 21.1 Subsidiaries of the Registrant.

Exhibit 99.1 Financial Statements from the Annual Report on Form 10-KSB for the year ended December 31, 1997 incorporated by reference to the same.

Exhibit 99.2 Financial Statements from the Annual Report on Form 10-KSB for the year ended December 31, 1998 incorporated by reference to the same.

Exhibit 99.3 Financial Statements from the Annual Report on Form 10-KSB for the year ended December 31, 1999 incorporated by reference to the same.

Exhibit 99.4 Financial Statements from the Annual Report on Form 10-KSB for the year ended December 31, 2000 incorporated by reference to the same.

(b)  Reports filed on Form 8-K

A Form 8-K was filed June 27, 2000 to disclose the resignations of officers of the Company and also to report the Company's entering in a new stage of development.***

A Form 8-K was filed January 30, 2001 to disclose a change in control of the Company and to report resignations from and appointments to the Board of Directors.***

A Form 8-K was filed on June 8, 2001 to disclose the disposition of substantially all of the assets of the Company's wholly owned Canadian subsidiary SUM Media Corp.***

__________

* Previously filed as part of Issuer's Registration Statement on Form 10-SB filed March 22, 2000, and incorporated by reference.
**Previously filed as Exhibit A of the Issuer's Definitive Proxy Statement filed June 16, 2000, and incorporated by reference.
***Previously filed on Form 8-K and incorporated by reference.
****Previously filed as Exhibit A of the Issuer's Definitive Proxy Statement filed November 19, 2001, and incorporated by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMEDIA.COM INC.

By:   /s/ L. Evan Baergen
L. Evan Baergen, CA
Chief Financial Officer

Date: March  28, 2002

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       By:  /s/ L. Evan Baergen
       L. Evan Baergen, CA
       Chief Financial Officer

Date:  March   28, 2002

       By:  /s/ Eamon Egan
       Eamon Egan
       Chairman, President and Director

Date:  March   28, 2002

       By:  /s/ Lawton Bloom
       Lawton Bloom
       Secretary and Director

Date:  March  28, 2002

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

Exhibit 3.1.3 Articles of Amendment dated February 14, 2002.

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

Exhibit 10.3 Subscription Agreement between SUMmedia.com Inc. and Jade West Investment Limited dated December 4, 2000.

Exhibit 10.4 Letter Agreement amending Subscription Agreement between SUMmedia.com Inc. and Clayhill Limited dated December 15, 2000.

Exhibit 10.5 Letter Agreement amending Subscription Agreement between SUMmedia.com Inc. and Jade West Investment Limited dated December 15, 2000.

Exhibit 10.6 Second Amendment to the Subscription Agreement by and between SUMmedia.com Inc. and Clayhill Limited , dated January 30, 2001.

Exhibit 10.7 Second Amendment to the Subscription Agreement by and between SUMmedia.com Inc. and Jade West Investment Limited , dated January 30, 2001.

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

Exhibit 10.14 Debt Settlement Agreement between SUMmedia.com Inc. and King Essence Limited dated June 22, 2001.****

Exhibit 21.1 Subsidiaries of the Registrant.

Exhibit 99.1 Financial Statements from the Annual Report on Form 10-KSB for the year ended December 31, 1997 incorporated by reference to the same.

Exhibit 99.2 Financial Statements from the Annual Report on Form 10-KSB for the year ended December 31, 1998 incorporated by reference to the same.

Exhibit 99.3 Financial Statements from the Annual Report on Form 10-KSB for the year ended December 31, 1999 incorporated by reference to the same.

Exhibit 99.4 Financial Statements from the Annual Report on Form 10-KSB for the year ended December 31, 2000 incorporated by reference to the same.

(b)  Reports filed on Form 8-K

A Form 8-K was filed June 27, 2000 to disclose the resignations of officers of the Company and also to report the Company's entering in a new stage of development.***

A Form 8-K was filed January 30, 2001 to disclose a change in control of the Company and to report resignations from and appointments to the Board of Directors.***

A Form 8-K was filed on June 8, 2001 to disclose the disposition of substantially all of the assets of the Company's wholly owned Canadian subsidiary SUM Media Corp.***

__________

* Previously filed as part of Issuer's Registration Statement on Form 10-SB filed March 22, 2000, and incorporated by reference.
**Previously filed as Exhibit A of the Issuer's Definitive Proxy Statement filed June 16,2000, and incorporated by reference.
***Previously filed on Form 8-K and incorporated by reference.
****Previously filed as Exhibit A of the Issuer's Definitive Proxy Statement filed November 19, 2001, and incorporated by reference.