Form 10QSB
period 2002-03-31
SUMMEDIA COM INC
filed 2002-05-20
CIK 870751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to __________

Commission file number: 33-38214-D

SUMmedia.com Inc.

(Exact name of small business issuer as specified in its charter)
Colorado	95-4734398
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

 Suite 208, 750 Terminal Avenue, Vancouver, B.C.  CANADA
V6A 2M5
(Address of principal executive offices)

(604)484-4858  (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  On May 1, 2002, the registrant had 42,233,051 shares of $0.01 par value common stock outstanding.

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

SUMmedia.com Inc.
(discontinued operations)
Consolidated Balance Sheets

(expressed in U.S. dollars)
	MARCH 31	DECEMBER 31
	2002	2001
	(unaudited)	(audited)

ASSETS
Current assets
Restricted cash	$ 70,000	$ 70,000
Prepaid expenses	6,537	6,537
Total current assets	76,537	76,537

Property and equipment	19,000	19,000
	$ 95,537	$ 95,537

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$ 3,983,133	$ 3,890,796
Due to related parties	3,502,965	3,280,825
Capital lease obligations	183,286	319,263
Total current liabilities	7,669,384	7,490,884

Capital stock
Authorized
1,000,000 preferred shares, $0.01 par value
65,500,000 common shares, $0.01 par value
Issued
42,223,051 (2001 - 42,223,051) common shares	422,331	422,331
Additional paid-in capital	41,556,138	41,556,138
Accumulated other comprehensive income	82,730	29,697
Deficit	(49,641,583)	(49,403,513)
	(7,580,384)	(7,395,347)
	$ 89,000	$ 95,537

See accompanying note on going concern and discontinued operations

The accompanying notes are an integral part of these
consolidated financial statements

SUMmedia.com Inc.
Consolidated Statements of Discontinued Operations

(expressed in U.S. dollars)

	FOR THE THREE MONTH PERIOD ENDED MARCH 31
	2002	2001
	(unaudited)	(unaudited)
Sales	$ -	$ 49,089
Cost of sales	-	14,324
Gross profit	-	34,765

Operating expenses
Stock based compensation (general & admin.)	-	(246,506)
General and administrative	238,070	902,974
Marketing	-	454,794
Amortization of software	-	107,281
Amortization of property and equipment	-	218,851
Research and development	-	188,912
Loss on impairment of long-lived assets	-	2,923,790
	238,070	4,550,096
Income (loss) for the period	$ (238,070)	$ (4,515,331)

Weighted-average number of common shares outstanding	42,135,762	41,938,051

Basic and diluted loss per share	$ (0.01)	$ (0.11)

                                                             The accompanying notes are an integral part of these
                                                                                              consolidated financial statements.

SUMmedia.com Inc.
(discontinued operations)
Consolidated Statements of Changes in Shareholders' Deficiency

(expressed in U.S. dollars)
	COMMON STOCK	ADDITIONAL PAID IN CAPITAL	WARRANTS ISSUED IN CONNECTION WITH PRIVATE PLACEMENTS	DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	SHAREHOLDERS' DEFICIENCY

	SHARES	AMOUNT		WARRANTS	AMOUNT

Balance - December 31, 2001 (audited)	42,233,051	$ 422,331	$ 41,556,138	-	-	$ (49,403,513)	$ 29,697	$ (7,395,347)

Foreign currency translation adjustment	-	-	-	-	-	-	53,033	53,033
Loss for the period	-	-	-	-	-	(231,533)	-	(231,533)
Comprehensive loss							-	(178,500)
Balance - March 31, 2001 (unaudited)	42,233,051	$ 422,331	$ 41,556,138	-	$ -	$ (49,635,046)	$ 82,730	$ (7,573,847)

SUMmedia.com Inc.
(discontinued operations)
Consolidated Statements of Cash Flows

(expressed in U.S. dollars)
	FOR THE THREE MONTHS ENDED MARCH 31
	2002	2001
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (238,070)	$ (4,515,331)
Adjustments to reconcile loss for the period to net cash used in operating activities
Stock based compensation	-	(246,506)
Amortization of software	-	107,281
Amortization of property and equipment	-	218,852
Loss on impairment of long-lived assets	-	2,923,790
Gain on disposition of property and equipment	-	97,815
Changes in non-cash working capital items
Accounts Receivable	-	108,006
Sales tax recoverable	-	6,577
Prepaid expenses	6,458	417,929
Accounts payable and accrued liabilities	138,387	182,233
Deferred Revenue	-	(100,868)
	(93,225)	(800,222)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common shares	-	109,488
Due to related parties	222,140	956,511
Repayment/settlement of capital lease obligations	_____(131,786)	____(191,208)
	90,354	874,791
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Other assets	-	41,100
	-	41,100
Foreign exchange effect on cash	2,871	(115,669)
Increase (decrease) in cash and cash equivalents	$ -	$ -
Cash and cash equivalents, beginning of the period	-	-
Cash and cash equivalents, end of the period	$ -	$ -

The accompanying notes are an integral part of these
consolidated financial statements

SUMmedia.com Inc.
(discontinued operations)
Notes to Consolidated Financial Statements (unaudited)
March 31, 2002

Going Concern and Discontinued Operations

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company and its subsidiaries were unable to continue as going concerns.  As a result of the Company's decision to discontinue all of its current operations and liquidate its principal operating subsidiary, as outlined below, such matters are subject to significant uncertainty. As a result of these decisions, these consolidated financial statements have been prepared on a going concern basis and also by using principles applicable to a discontinued operation.  The Company was previously in the development stage.

As a result of conditions existing in the prior year, the Company reviewed its assets for impairment and concluded that future cash flows would not be sufficient to support the carrying amount of its assets.  Accordingly, the Company wrote-down its assets and the new carrying values were based on fair values realized upon disposition of the assets or appraisals by companies specializing in the disposal of the specified assets. The Company still has approximately $400,000 of prepaid advertising that it can use in future promotions even though the carrying value was written down to nil.

In conjunction with the decision to discontinue operations, the Company's Canadian operating subsidiary, SUM Media Corp., voluntarily declared bankruptcy on May 10, 2001 and filed an Assignment for the General Benefit of Creditors pursuant to the Canadian Bankruptcy and Insolvency Act.  The investigation by the Trustee, Ernst and Young, concerning the title to computer equipment leased from Hewlett-Packard (Canada) Ltd. is ongoing.  As at March 31, 2002, no liabilities have been discharged and since the realization of assets will not be sufficient to settle the subsidiary's liabilities, the subsidiary is expected to report a gain on discharge of its obligations. The net liabilities of the Canadian subsidiary as recorded in the subsidiary's accounts have been included in these consolidated financial statements as at March 31, 2002.

	MARCH 31, 2002	DECEMBER 31, 2001
	(unaudited)	(audited)
Restricted cash	$ 70,000	$ 70,000
Property and equipment	19,000	19,000
Accounts payable and accrued liabilities	(3,549,545)	(3,456,524)
Intercompany	(18,522,377)	(18,522,377)
Capital Leases	(183,286)	(319,263)
Net Liabilities	$ (22,166,208)	$ (22,209,164)

Upon completion of the bankruptcy proceedings of the subsidiary, the excess of the liabilities over assets of the subsidiary will be credited to shareholders' deficiency as an adjustment on liquidation of the subsidiary.

As at March 31, 2002, the Company's joint venture, SUMmedia.com Asia Limited, and other subsidiary, SUMmedia America Inc., were inactive.

The Company's operations have been that of a holding company providing financing and certain limited administrative services to the operating subsidiaries.  The assets held by the Company have been reviewed for impairment as noted above.  Based on recorded amounts, the Company has an excess of liabilities over assets and accordingly, there is substantial doubt about the Company's ability to continue as a going concern.  Management is currently planning to maintain the Company's eligibility on the OTC Bulletin Board while pursuing other opportunities for the Company. e-Kong Services Limited, a major shareholder, is providing limited funding through additional debt in order to keep the Company in compliance with any regulatory requirements.  Management does not have an alternative plan to address the going concern issue.  If the Company fails to receive additional funding and develop another business activity, the Company could fail as a going concern.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial information.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of the Company's management, the unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the financial position as at March 31, 2002 and the results of operations for the three month period ended March 31, 2002 and 2001.   For further information, refer to the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.

The consolidated financial statements include the accounts of SUMmedia.com Inc. and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated on consolidation.  Investments in entities in which the Company can exercise significant influence, but that are not majority-owned and are not otherwise controlled by the Company, are accounted for using the equity method.

Prepaid Expenses

	MARCH 31, 2002	DECEMBER 31, 2001
	(unaudited)	(audited)
Advertising Credits	$ -	$ -
Prepaid Insurance	-	6,537
Product Support and Maintenance	-	-
	$ -	$ 6,537

Accounts Payable and Accrued Liabilities
	MARCH 31 2002 (unaudited)	DECEMBER 31 2001 (audited)
Trade accounts payable Unpaid employee payroll deductions	$ 3,864,133 119,00	$ 3,771,591 119,205
	$ 3,983,133	$ 3,890,796

Due to Related Parties

The Company borrowed the following amounts from certain shareholders:

		March 31 2001 (unaudited)	December 31 2001 (audited)
Due to e-Kong Services Limited and affiliates	(a)	$ 3,037,158	$ 2,827,903
Due to Dennis Molloy and Grant Petersen	(b)	294,784	285,940
Due to Grant Petersen	(c)	90,824	88,846
Due to Dennis Molloy	(c)	38,203	37,453
Due to Philip Kunsberg	(d)	41,996	40,683
		$ 3,502,965	$ 3,280,825

The Company continues to accrue interest on the amounts due to related parties and all amounts are without stated terms of repayment, unsecured and are repayable on demand, except as noted below.
(a) Interest accrues monthly at the annual rate of prime + 2% as determined by The Hongkong and Shanghai Banking Corporation.  The current interest rate used is an effective rate of 6.75%.  Under the terms of the original agreement, interest was only to accrued on the first $1,000,000 of the loan, and not on advances in excess of this amount.  During the current period, the Company has agreed to pay interest on all advances made to date, cumulative from the original date of the advances.  Accordingly, the additional interest related to the year ended December 31, 2001 has been expensed during the current period.
(b) Interest accrues monthly at the annual rate of 15%. The Company has guaranteed a loan that these two shareholders entered into with a third party ("lender").  The funds received by the shareholders were subsequently loaned to SUMmedia and used in general operations.   The loan to the shareholders is currently overdue and arrangements are being made to repay the lender in full.  To date, the lender has not filed a claim in any court against these shareholders or the Company.
(c) Interest accrues monthly at an annual rate of 10%.
(d) Interest accrues monthly at an annual rate of 15%.  An agreement is being negotiated to issue 500,000 restricted shares in settlement of this loan.

No demands have been made for repayment of interest or the loans and the Company is not in default on any interest payment.  Interest expensed during the three month period ended March 31, 2002 and included in the amounts above is $181,074 ($38,880 - March 31, 2001).

To settle the debt owed to e-Kong Services Limited, the issuance of 275,008,796 common shares to e-Kong or its nominee was approved by the Company's shareholders at the Annual General Meeting held December 28, 2001; however the transaction remains subject to regulatory approval.  To date, no shares have been issued pursuant to this agreement.

Commitments

As part of the lease agreement with Hewlett-Packard (Canada) Ltd. (HP), SUMmedia was to issue warrants of the Company's common stock equal to 10% of the value of the lease.  These warrants were not issued as at March 31, 2002, but the cost of the warrants ($34,517) has been valued using the Black-Scholes valuation method and has been accrued in the financial statements. Due to the termination of the lease agreement and the return of assets pursuant to the agreement, the Company does not expect to issue these warrants and has written the assets under capital lease down to their estimated net realizable value of $19,000.  As of March 31, 2002, the Company is in default of its lease agreement and is behind in its lease payments to HP by approximately $1,434,682.  This amount is included in accounts payable.  The lease contains no clauses that would cause future payments to become accelerated or due immediately in the event of such default or any other consequences for failure to comply with the terms of the lease.  HP terminated the lease and to date, no claim has been made by HP against the Company for lease payments owed.  The title to these assets is in dispute between the Trustee in the bankruptcy of the Company's subsidiary and HP.  The assets are currently in the possession of the Trustee.

Comprehensive Loss

Comprehensive loss is comprised of net loss and foreign currency translation adjustments related to other comprehensive income.  Other comprehensive income was $53,033 and $73,662 for the three month periods ended March 31, 2002 and 2001, respectively.

Segment Information

The Company has identified its operating segments in the past based on its business activities.  Since the Company does not currently have any operating segments, no segmented information is presented.

Supplemental Cash Flow Information

                                                                                                 FOR THE THREE MONTHS ENDED:

	MARCH 31, 2002	MARCH 31, 2001
SUPPLEMENTAL CASH-FLOW INFORMATION
Cash paid for income taxes	-	-
Cash paid for interest	-	-
SUPPLEMENTAL NON-CASH INVESTING AND
FINANCING ACTIVITIES
Issuance of common shares for acquisition of subsidiaries	-	425,369

Capital Stock

There were no share or warrant transactions during the period.  No warrants are outstanding as at March 31, 2002.

Stock Options

A summary of the activity during the quarter ended March 31, 2002, under the 1999 Stock Option Plan is as follows:

	Number of	Exercise
	Common	Price
	Shares	Per Share
Balance - Outstanding at December 31, 2001 (audited)	983,000	3.125-3.44
Granted January 1- March 31, 2002 (unaudited)	-	-
Exercised January 1- March 31, 2002 (unaudited)	-	-
Forfeited January 1- March 31, 2002 (unaudited)	(380,000)	3.125-3.44
Balance - March 31, 2002 (unaudited)	603,000	3.125

Contingencies

Pursuant to a Settlement Agreement dated July 25, 2000, related to a legal action against the Company and its bankrupt subsidiary by a former officer and director for unfair dismissal, the former officer and director has commenced a new legal action against the bankrupt subsidiary for non-performance under the settlement agreement.  Specifically, the former officer and director of the Company is claiming that SUM Media Corp. did not fulfill its obligation under the settlement agreement to find a purchaser for 200,000 restricted SUMmedia.com Inc. shares held by the former officer and director at a price equal to $4.00 per share.  The former officer and director of the Company is claiming damages of $800,000 and costs.  Since this claim is only against the bankrupt subsidiary, the Company does not intend to take any further action.

Philip Kunsberg, a former employee and officer of the Company, is seeking 500,000 shares of the Company and $50,000 as settlement for debt (see Due to Related Parties note), expenses and severance allegedly owed to him by SUM Media Corp. in connection with his former position with SUM Media Corp.  Since these contingencies arose from activities in SUM Media Corp., the bankrupt subsidiary, the Company does not intend to take any further action, except that it is considering issuing 500,000 shares to settle this claim.  See Note (d) under Due to Related Parties.

In January 2001, a claim was filed against the Company for unpaid invoices totaling $51, 688 for printing services.  An agreement to settle this claim has been reached; however as of March 31, 2002, the settlement amount of US$15,506.42 had not been paid.

Two former employees have filed claims against the Company's U.S. subsidiary, SUMmedia America Inc., for $15,000 each, relating to the termination of their employment.  The claimants have taken no further action against the Company.

As reported previously on Form 10-QSB and Form 10-KSB, and pursuant to a Termination Agreement dated December 22, 2000, between the Company and Swartz Private Equity LLC ("Swartz"), potential future obligations to issue additional common shares to Swartz still exist, based on a share value adjustment clause.  Under the Termination Agreement, 1,500,000 restricted shares were issued to Swartz in January 2001 and 878,455 warrants previously issued to Swartz were cancelled.  Pursuant to Rule 144 of the Securities Act, the restricted shares issued to Swartz can become free trading one year after issuance.  The Termination Agreement sets out various dates on which additional shares must be issued or cash paid if the 20 day moving average market value of the restricted shares and free trading shares, plus any cash paid, is less than $500,000.  These adjustments continue until the amount of free trading shares, plus cash paid, is at least equal to $500,000 ninety-one days after the last adjustment date.  Although the value to Swartz has been less than $500,000, to date, no additional shares have been issued or cash paid to Swartz.  Based on adjustment dates since the Termination Agreement until March 31, 2002, the Company may have to issue approximately 7,158,000 additional shares or pay cash of $413,375 to Swartz.  Since no shares were issued or cash paid within 10 days of the adjustment date, Swartz may have the option to choose to receive cash instead of additional shares.  To date, no such request or other communication has been received from Swartz. With respect to the Termination Agreement, no adjustments have been recorded in these financial statements.

Item 2 - Plan of Operations

Forward-Looking Statements

This document contains certain "forward-looking statements" that involve known and unknown risks and uncertainties, such as statements of plans, objectives, expectations and intentions of SUMmedia.com Inc. (the "Company" or "SUMmedia"). When used in this document, the words "expects," "anticipates," "intends," "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document are applicable to all related forward-looking statements, wherever they appear in this document. SUMmedia's actual results could differ materially from those discussed in this document.

Business Overview

As reported in previous filings, the Company's Canadian operating subsidiary voluntarily declared bankruptcy on May 10, 2001, and the Company has discontinued all operations other than such activity as required to keep the Company in good standing with the regulatory authorities.  Since the bankruptcy proceedings of SUM Media Corp. are ongoing, the remaining proceeds from the sale of the bankrupt subsidiary's assets are shown as restricted cash on the balance sheet. The Trustee's investigation of the title to computer equipment leased from Hewlett-Packard (Canada) Ltd. is ongoing.   As at March 31, 2002, no liabilities have been discharged and since the realization of assets will not be sufficient to settle the subsidiary's liabilities, the subsidiary is expected to report a gain on discharge of its obligations. The net liabilities of the Canadian subsidiary as recorded in the subsidiary's accounts have been included in these consolidated financial statements as at March 31, 2002.  Upon completion of the bankruptcy proceedings of the subsidiary, the excess of the liabilities over assets of the subsidiary will be credited to shareholders' deficiency as an adjustment on liquidation of the subsidiary.

As at March 31, 2002, the Company's joint venture, SUMmedia.com Asia Limited, and other subsidiary, SUMmedia America Inc., were inactive.

Cash requirements

A major shareholder of the Company continues to fund management's effort to maintain the Company's eligibility on the OTC Bulletin Board and to allow management to put a new plan in place that will make the Company self-sufficient. There is no assurance that the Company will be successful in its efforts, or that the major shareholder will continue to provide any form of funding.

Results of Operations

Since the bankruptcy of the Canadian subsidiary and the discontinued operations of the business of the Company on May 10, 2001, SUMmedia has only incurred expenses necessary to keep the Company current with regulatory authorities.  These expenses primarily relate to legal, accounting and part-time staffing requirements.  Since the results for this quarter are not typical of results from previous quarters, and the Company has discontinued all operations, comparison with prior periods or further analysis of the results will not be meaningful and therefore, has not be presented.  SUMmedia reports its financial statements in U.S. dollars but its functional currency shifted to the Canadian dollar in 1999 due to a geographic change in SUMmedia's principal business activity.  With the closure of the Canadian operation, exposure to foreign currency risk has been reduced.  Therefore, the amount of exposure to foreign currency risk is not expected to be significant.

Liquidity and Capital Resources

At March 31, 2002, SUMmedia had no cash (March 31, 2001 - $Nil), a working capital deficiency of $7.6 million (March 31, 2001 - $9.5 million) and shareholders' deficiency of $7.6 million (March 31, 2001 $9.1 million).    Since December 2000, the Company has been dependent on a major shareholder to supply working capital and will continue to do so now that all business activities have been discontinued.  How long the shareholders will continue to support the Company in this manner is uncertain.  Management, along with its major shareholders is seeking financing and other business opportunities.  There is no certainty that such initiatives will be successful.

Quantitative and Qualitative Disclosure about Market Risk

SUMmedia's exposure to market risk has been minimal given the inactive status of the Company and current low trading value per share.  This is not expected to change unless an active business is re-started within the Company.

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

Pursuant to a Settlement Agreement dated July 25, 2000, related to a legal action against the Company and its bankrupt subsidiary by a former officer and director for unfair dismissal, the former officer and director has commenced a new legal action against the bankrupt subsidiary for non-performance under the settlement agreement.  Specifically, the former officer and director of the Company is claiming that SUM Media Corp. did not fulfill its obligation under the settlement agreement to find a purchaser for 200,000 restricted SUMmedia.com Inc. shares held by the former officer and director at a price equal to $4.00 per share.  The former officer and director of the Company is claiming damages of $800,000 and costs.  Since this claim is only against the bankrupt subsidiary, the Company does not intend to take any further action.

Philip Kunsberg, a former employee and officer of the Company, is seeking 500,000 shares of the Company and $50,000 as settlement for debt (see "Due to Related Parties" note), expenses and severance allegedly owed to him by SUM Media Corp. in connection with his former position with SUM Media Corp.  Since these contingencies arose from activities in SUM Media Corp., the bankrupt subsidiary, the Company does not intend to take any further action, except that it is considering issuing 500,000 shares to settle this claim.  See Note (d) under Due to Related Parties in these financial statements.

In January 2001, a claim was filed against the Company for unpaid invoices totaling $51, 688 for printing services.  An agreement to settle this claim has been reached; however as of December 31, 2001, the settlement amount of US$15,506.42 had not been paid.

Two former employees have filed claims against the Company's U.S. subsidiary, SUMmedia America Inc., for $15,000 each, relating to the termination of their employment.  The claimants have taken no further action against the Company.

As reported previously on Form 10-QSB and Form 10-KSB, and pursuant to a Termination Agreement dated December 22, 2000, between the Company and Swartz Private Equity LLC ("Swartz"), potential future obligations to issue additional common shares to Swartz still exist, based on a share value adjustment clause.  Under the Termination Agreement, 1,500,000 restricted shares were issued to Swartz in January 2001 and 878,455 warrants previously issued to Swartz were cancelled.  Pursuant to Rule 144 of the Securities Act, the restricted shares issued to Swartz can become free trading one year after issuance.  The Termination Agreement sets out various dates on which additional shares must be issued or cash paid if the 20 day moving average market value of the restricted shares and free trading shares, plus any cash paid, is less than $500,000.  These adjustments continue until the amount of free trading shares, plus cash paid, is at least equal to $500,000 ninety-one days after the last adjustment date.  Although the value to Swartz has been less than $500,000, to date, no additional shares have been issued or cash paid to Swartz.

Item 2 - Changes in Securities

Not applicable.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2002.  Previous matters were disclosed in Item 4 on Form 10-KSB for the year ended December 31, 2001, incorporated herein by reference.

Item 5 - Other Information

Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

Not applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMmedia.com Inc.

 May 20, 2002

By: /s/ Eamon P.M. Egan
Chairman and President

By: /s/Lawton W. Bloom
Secretary

By: /s/L. Evan Baergen
Chief Financial Officer