Form 10QSB/A
period 2002-03-31
SUMMEDIA COM INC
filed 2002-05-22
CIK 870751

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

SUMmedia.com Inc.
(discontinued operations)
Consolidated Balance Sheets

(expressed in U.S. dollars)
	MARCH 31	DECEMBER 31
	2002	2001
	(unaudited)	(audited)

ASSETS
Current assets
Restricted cash	$ 70,000	$ 70,000
Prepaid expenses	-	-
Total current assets	70,000	6,537

Property and equipment	19,000	19,000
	$ 89,000	$ 95,537

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$ 3,983,133	$ 3,890,796
Due to related parties	3,502,965	3,280,825
Capital lease obligations	183,286	319,263
Total liabilities	7,669,384	7,490,884

Capital stock
Authorized
1,000,000 preferred shares, $0.01 par value
65,500,000 common shares, $0.01 par value
Issued
42,233,051 (2001 - 42,233,051) common shares	422,331	422,331
Additional paid-in capital	41,556,138	41,556,138
Accumulated other comprehensive income	82,730	29,697
Deficit	(49,641,583)	(49,403,513)
	(7,580,384)	(7,395,347)
	$ 89,000	$ 95,537

See accompanying note on going concern and discontinued operations

The accompanying notes are an integral part of these
consolidated financial statements

SUMmedia.com Inc.
Consolidated Statements of Discontinued Operations

(expressed in U.S. dollars)

	FOR THE THREE MONTH PERIOD ENDED MARCH 31
	2002	2001
	(unaudited)	(unaudited)
Sales	$ -	$ 49,089
Cost of sales	-	14,324
Gross profit	-	34,765

Operating expenses
Stock based compensation (general & admin.)	-	(246,506)
General and administrative	46,548	791,370
Interest expense	191,522	111,604
Marketing	-	454,794
Amortization of software	-	107,281
Amortization of property and equipment	-	218,851
Research and development	-	188,912
Loss on impairment of long-lived assets	-	2,923,790
	238,070	4,550,096
Income (loss) for the period	$ (238,070)	$ (4,515,331)

Weighted-average number of common shares outstanding	42,233,051	41,938,051

Basic and diluted loss per share	$ (0.01)	$ (0.11)

                                                             The accompanying notes are an integral part of these
                                                                                              consolidated financial statements.

SUMmedia.com Inc.
(discontinued operations)
Consolidated Statements of Changes in Shareholders' Deficiency

(expressed in U.S. dollars)
	COMMON STOCK	ADDITIONAL PAID IN CAPITAL	WARRANTS ISSUED IN CONNECTION WITH PRIVATE PLACEMENTS	DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	SHAREHOLDERS' DEFICIENCY

	SHARES	AMOUNT		WARRANTS	AMOUNT

Balance - December 31, 2001 (audited)	42,233,051	$ 422,331	$ 41,556,138	-	-	$ (49,403,513)	$ 29,697	$ (7,395,347)

Foreign currency translation adjustment (unaudited)	-	-	-	-	-	-	53,033	53,033
Loss for the period (unaudited)	-	-	-	-	-	(238,070)	-	(238,070)
Comprehensive loss (unaudited)							-	(185,037)
Balance - March 31, 2001 (unaudited)	42,233,051	$ 422,331	$ 41,556,138	-	$ -	$ (49,641,583)	$ 82,730	$ (7,580,384)

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

Prepaid Expenses

	MARCH 31, 2002	DECEMBER 31, 2001
	(unaudited)	(audited)
Prepaid Insurance	$ -	$ 6,537
	$ -	$ 6,537

Accounts Payable and Accrued Liabilities
	MARCH 31 2002 (unaudited)	DECEMBER 31 2001 (audited)
Trade accounts payable Unpaid employee payroll deductions	$ 3,864,133 119,00	$ 3,771,591 119,205
	$ 3,983,133	$ 3,890,796

Due to Related Parties

The Company borrowed the following amounts from certain shareholders:

		March 31 2001 (unaudited)	December 31 2001 (audited)
Due to e-Kong Services Limited and affiliates	(a)	$ 3,037,158	$ 2,827,903
Due to Dennis Molloy and Grant Petersen	(b)	294,784	285,940
Due to Grant Petersen	(c)	90,824	88,846
Due to Dennis Molloy	(c)	38,203	37,453
Due to Philip Kunsberg	(d)	41,996	40,683
		$ 3,502,965	$ 3,280,825

The Company continues to accrue interest on the amounts due to related parties and all amounts are without stated terms of repayment, unsecured and are repayable on demand, except as noted below.
(a) Interest accrues monthly at the annual rate of prime + 2% as determined by The Hongkong and Shanghai Banking Corporation.  The current interest rate used is an effective rate of 6.75%.  Under the terms of the original agreement, interest was only to accrued on the first $1,000,000  of principal  of the loan, and not on advances in excess of this amount.  During the current period, the Company has agreed to pay interest on all advances made to date, cumulative from the original date of the advances.  Accordingly, the additional interest related to the year ended December 31, 2001 has been expensed during the current period.
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

FOR THE THREE MONTH PERIOD ENDED:
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

 May 22, 2002

By: /s/ Eamon P.M. Egan
Chairman and President

By: /s/Lawton W. Bloom
Secretary

By: /s/L. Evan Baergen
Chief Financial Officer