Form 10QSB/A
period 2002-03-31
SUMMEDIA COM INC
filed 2002-05-28
CIK 870751

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

SUMmedia.com Inc.
(discontinued operations)
Consolidated Balance Sheets

(expressed in U.S. dollars)
	MARCH 31	DECEMBER 31
	2002	2001
	(unaudited)	(audited)

ASSETS
Current assets
Restricted cash	$ 70,000	$ 70,000
Prepaid expenses	-	6,537
Total current assets	70,000	76,537

Property and equipment	19,000	19,000
	$ 89,000	$ 95,537

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$ 3,983,133	$ 3,890,796
Due to related parties	3,502,965	3,280,825
Capital lease obligations	183,286	319,263
Total liabilities	7,669,384	7,490,884

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

Prepaid Expenses

	MARCH 31, 2002	DECEMBER 31, 2001
	(unaudited)	(audited)
Prepaid Insurance	$ -	$ 6,537
	$ -	$ 6,537

Accounts Payable and Accrued Liabilities
	MARCH 31 2002 (unaudited)	DECEMBER 31 2001 (audited)
Trade accounts payable Unpaid employee payroll deductions	$ 3,864,133 119,000	$ 3,771,591 119,205
	$ 3,983,133	$ 3,890,796

Due to Related Parties

The Company borrowed the following amounts from certain shareholders:

		March 31 2002 (unaudited)	December 31 2001 (audited)
Due to e-Kong Services Limited and affiliates	(a)	$ 3,037,158	$ 2,827,903
Due to Dennis Molloy and Grant Petersen	(b)	294,784	285,940
Due to Grant Petersen	(c)	90,824	88,846
Due to Dennis Molloy	(c)	38,203	37,453
Due to Philip Kunsberg	(d)	41,996	40,683
		$ 3,502,965	$ 3,280,825

The Company continues to accrue interest on the amounts due to related parties and all amounts are without stated terms of repayment, unsecured and are repayable on demand, except as noted below.
(a) Interest accrues monthly at the annual rate of prime + 2% as determined by The Hongkong and Shanghai Banking Corporation.  The current interest rate used is an effective rate of 6.75%.  Under the terms of the original agreement, interest was only to accrue on the first $1,000,000  of principal  of the loan, and not on advances in excess of this amount.  During the current period, the Company has agreed to pay interest on all advances made to date, cumulative from the original date of the advances.  Accordingly, the additional interest related to the year ended December 31, 2001 has been expensed during the current period.
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

FOR THE THREE MONTH PERIOD ENDED
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

 May 27, 2002

By: /s/ Eamon P.M. Egan
Chairman and President

By: /s/Lawton W. Bloom
Secretary

By: /s/L. Evan Baergen
Chief Financial Officer