Form 10QSB
period 2002-06-30
SUMMEDIA COM INC
filed 2002-08-19
CIK 870751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  On August 12, 2002, the registrant had 42,233,051 shares of $0.01 par value common stock outstanding.

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

SUMmedia.com Inc.
(discontinued operations)
Consolidated Balance Sheets

(expressed in U.S. dollars)
	JUNE 30	DECEMBER 31
	2002	2001
	(unaudited)	(audited)

ASSETS
Current assets
Restricted cash	$ 70,000	$ 70,000
Prepaid expenses	-	-
Total current assets	70,000	76,537

Property and equipment	19,000	19,000
	$ 89,000	$ 95,537

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$ 4,324,912	$ 3,890,796
Due to related parties	3,608,497	3,280,825
Capital lease obligations	49,201	319,263
Total liabilities	7,983,610	7,490,884

Capital stock
Authorized
1,000,000 preferred shares, $0.01 par value
65,500,000 common shares, $0.01 par value
Issued
42,233,051 (2001 - 42,233,051) common shares	422,331	422,331
Additional paid-in capital	41,556,138	41,556,138
Accumulated other comprehensive income	(120,837)	29,697
Deficit	(49,752,242)	(49,403,513)
	(7,894,610)	(7,395,347)
	$ 89,000	$ 95,537

See accompanying note on going concern and discontinued operations

The accompanying notes are an integral part of these
consolidated financial statements

SUMmedia.com Inc.
Consolidated Statements of Discontinued Operations

(expressed in U.S. dollars)

	FOR THE SIX MONTH PERIOD ENDED JUNE 30
	2002	2001
	(unaudited)	(unaudited)
Sales	$ -	$ 49,089
Cost of sales	-	14,324
Gross profit	-	34,765

Operating expenses
Stock based compensation (general & admin.)	-	(246,506)
General and administrative	87,258	1,135,895
Interest expense	261,471	103,773
Marketing	-	455,540
Amortization of software	-	107,281
Amortization of property and equipment	-	218,851
Research and development	-	188,912
Loss on impairment of long-lived assets	-	2,923,790
	348,729	4,887,536
Income (loss) for the period	$ (348,729)	$ (4,852,771)

Weighted-average number of common shares outstanding	42,233,051	42,086,311

Basic and diluted loss per share	$ (0.01)	$ (0.12)

                                                             The accompanying notes are an integral part of these
                                                                                              consolidated financial statements.

SUMmedia.com Inc.
(discontinued operations)
Consolidated Statements of Changes in Shareholders' Deficiency

(expressed in U.S. dollars)
	COMMON STOCK	ADDITIONAL PAID IN CAPITAL	WARRANTS ISSUED IN CONNECTION WITH PRIVATE PLACEMENTS	DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	SHAREHOLDERS' DEFICIENCY

	SHARES	AMOUNT		WARRANTS	AMOUNT

Balance - December 31, 2001 (audited)	42,233,051	$ 422,331	$ 41,556,138	-	-	$ (49,403,513)	$ 29,697	$ (7,395,347)

Foreign currency translation adjustment (unaudited)	-	-	-	-	-	-	(150,534)	(150,534)
Loss for the period (unaudited)	-	-	-	-	-	(348,729)	-	(348,729)
Comprehensive loss (unaudited)						-	-	(499,263)
Balance - June 30, 2002 (unaudited)	42,233,051	$ 422,331	$ 41,556,138	-	$ -	$ (49,752,242)	$ 120,837	$ (7,894,610)

                                                            The accompanying notes are an integral part of these
                                                                                              consolidated financial statements.

SUMmedia.com Inc.
(discontinued operations)
Consolidated Statements of Cash Flows

(expressed in U.S. dollars)
	FOR THE SIX MONTH PERIOD ENDED JUNE 30
	2002	2001
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (348,729)	$ (4,852,771)
Adjustments to reconcile loss for the period to net cash used in operating activities
Stock based compensation	-	(246,506)
Amortization of software	-	107,281
Amortization of property and equipment	-	218,852
Loss on impairment of long-lived assets	-	2,923,790
Gain on disposition of property and equipment	-	97,815
Changes in non-cash working capital items
Restricted cash	-	(158,500)
Accounts Receivable	-	110,954
Sales tax recoverable	-	23,362
Prepaid expenses	6,458	432,673
Other assets	-	41,100
Accounts payable and accrued liabilities	481,595	(37,848)
Deferred Revenue	-	(100,868)
	(139,324)	(1,440,667)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common shares	-	109,488
Due to related parties	327,672	1,395,590
Repayment/settlement of capital lease obligations	_____(274,019)	____(191,208)
	53,653	1,313,970
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Proceeds from sale of (purchase of) property and equipment	-	153,000
	-	153,000
Foreign exchange effect on cash	(192,977)	(26,303)
Increase (decrease) in cash and cash equivalents	$ -	$ -
Cash and cash equivalents, beginning of the period	-	-
Cash and cash equivalents, end of the period	$ -	$ -

The accompanying notes are an integral part of these
consolidated financial statements

SUMmedia.com Inc.
(discontinued operations)
Notes to Consolidated Financial Statements (unaudited)
June 30, 2002

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

As a result of conditions existing in 2001, the Company reviewed its assets for impairment and concluded that future cash flows would not be sufficient to support the carrying amount of its assets.  Accordingly, the Company wrote-down its assets and the new carrying values were based on fair values realized upon disposition of the assets or appraisals by companies specializing in the disposal of the specified assets.

In conjunction with the decision to discontinue operations, the Company's Canadian operating subsidiary, SUM Media Corp., voluntarily declared bankruptcy on May 10, 2001 and filed an Assignment for the General Benefit of Creditors pursuant to the Canadian Bankruptcy and Insolvency Act.  The investigation by the Trustee, Ernst and Young, concerning the title to computer equipment leased from Hewlett-Packard (Canada) Ltd. is ongoing.  As at June 30, 2002, no liabilities have been discharged and since the realization of assets will not be sufficient to settle the subsidiary's liabilities, the subsidiary is expected to report a gain on discharge of its obligations. The net liabilities of the Canadian subsidiary as recorded in the subsidiary's accounts have been included in these consolidated financial statements as at June 30, 2002.

	JUNE 30, 2002	DECEMBER 31, 2001
	(unaudited)	(audited)
Restricted cash	$ 70,000	$ 70,000
Property and equipment	19,000	19,000
Accounts payable and accrued liabilities	(3,892,324)	(3,456,524)
Intercompany	(18,522,377)	(18,522,377)
Capital Leases	(49,201)	(319,263)
Net Liabilities	$ (22,374,902)	$ (22,209,164)

Upon completion of the bankruptcy proceedings of the subsidiary, the excess of the liabilities over assets of the subsidiary will be credited to shareholders' deficiency as an adjustment on liquidation of the subsidiary.

As at June 30, 2002, the Company's joint venture, SUMmedia.com Asia Limited, and other subsidiary, SUMmedia America Inc., remain inactive.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial information.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of the Company's management, the unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the financial position as at June 30, 2002 and the results of operations for the six month periods ended June 30, 2002 and 2001.   For further information, refer to the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.

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

Prepaid Expenses

	JUNE 30, 2002	DECEMBER 31, 2001
	(unaudited)	(audited)
Prepaid Insurance	$ -	$ 6,537
	$ -	$ 6,537

Accounts Payable and Accrued Liabilities
	JUNE 30, 2002 (unaudited)	DECEMBER 31, 2001 (audited)
Trade accounts payable Unpaid employee payroll deductions	$ 4,206,912 119,000	$ 3,771,591 119,205
	$ 4,325,912	$ 3,890,796

Due to Related Parties

The Company borrowed the following amounts from certain shareholders:

		June 30 2002 (unaudited)	December 31 2001 (audited)
Due to e-Kong Services Limited and affiliates	(a)	$ 3,129,806	$ 2,827,903
Due to Dennis Molloy and Grant Petersen	(b)	303,628	285,940
Due to Grant Petersen	(c)	92,801	88,846
Due to Dennis Molloy	(c)	38,953	37,453
Due to Philip Kunsberg	(d)	43,309	40,683
		$ 3,608,497	$ 3,280,825

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
(b) Interest accrues monthly at the annual rate of 15%. The Company has guaranteed a loan that these two shareholders entered into with a third party ("lender").  The funds received by the shareholders were subsequently loaned to SUMmedia and used in general operations.   The loan to the shareholders is currently overdue. To date, the lender has not filed a claim in any court against these shareholders or the Company.
(c) Interest accrues monthly at an annual rate of 10%.
(d) Interest accrues monthly at an annual rate of 15%.

No demands have been made for repayment of interest or the loans and the Company is not in default on any interest payment.  Interest expensed during the six month period ended June 30, 2002 and included in the amounts above is $246,268 ($36,009 - June 30, 2001).

To settle the debt owed to e-Kong Services Limited, the issuance of 275,008,796 common shares to e-Kong or its nominee was approved by the Company's shareholders at the Annual General Meeting held December 28, 2001.

Commitments

As part of the lease agreement with Hewlett-Packard (Canada) Ltd. (HP), SUMmedia was to issue warrants of the Company's common stock equal to 10% of the value of the lease.  These warrants were not issued as at June 30, 2002, but the cost of the warrants ($34,517) has been valued using the Black-Scholes valuation method and has been accrued in the financial statements. Due to the termination of the lease agreement and the return of assets pursuant to the agreement, the Company does not expect to issue these warrants and has written the assets under capital lease down to their estimated net realizable value of $19,000.  As of June 30, 2002, the Company is in default of its lease agreement and is behind in its lease payments to HP by approximately $1,661,211.  This amount is included in accounts payable.  The lease contains no clauses that would cause future payments to become accelerated or due immediately in the event of such default or any other consequences for failure to comply with the terms of the lease.  HP terminated the lease and to date, no claim has been made by HP against the Company for lease payments owed.  The title to these assets is in dispute between the Trustee in the bankruptcy of the Company's subsidiary and HP.  The assets are currently in the possession of the Trustee.

Comprehensive Loss

Comprehensive loss is comprised of net loss and foreign currency translation adjustments related to other comprehensive income.  Other comprehensive loss was $150,534 and $194,041 for the six month periods ended June 30, 2002 and 2001, respectively.

Segment Information

The Company has identified its operating segments in the past based on its business activities.  Since the Company does not currently have any operating segments, no segmented information is presented.

Supplemental Cash Flow Information

FOR THE SIX MONTH PERIOD ENDED
	JUNE 30, 2002	JUNE 30, 2001
SUPPLEMENTAL CASH-FLOW INFORMATION
Cash paid for income taxes	-	-
Cash paid for interest	-	-
SUPPLEMENTAL NON-CASH INVESTING AND
FINANCING ACTIVITIES
Issuance of common shares for acquisition of subsidiaries	-	425,369
Interest accrued on amounts owed to related parties	246,268	36,009

Capital Stock

There were no share or warrant transactions during the period.  No warrants are outstanding as at June 30, 2002.

Stock Options

A summary of the activity during the quarter ended June 30, 2002, under the 1999 Stock Option Plan is as follows:

	Number of	Exercise
	Common	Price
	Shares	Per Share
Balance - Outstanding at March 31, 2002 (unaudited)	603,000	3.125
Granted April 1- June 30, 2002 (unaudited)	-	-
Exercised April 1- June 30, 2002 (unaudited)	-	-
Forfeited April 1- June 30, 2002 (unaudited)	-	-
Balance - June 30, 2002 (unaudited)	603,000	3.125

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

In January 2001, a claim was filed against the Company for unpaid invoices totaling $51, 688 for printing services.  An agreement to settle this claim had been reached; however as of June 30, 2002, the settlement amount of US$15,506.42 had not been paid.

Two former employees have filed claims against the Company's U.S. subsidiary, SUMmedia America Inc., for $15,000 each, relating to the termination of their employment.  The claimants have taken no further action against the Company.

As reported previously on Form 10-QSB and Form 10-KSB, and pursuant to a Termination Agreement dated December 22, 2000, between the Company and Swartz Private Equity LLC ("Swartz"), potential future obligations to issue additional common shares to Swartz still exist, based on a share value adjustment clause.  Under the Termination Agreement, 1,500,000 restricted shares were issued to Swartz in January 2001 and 878,455 warrants previously issued to Swartz were cancelled.  Pursuant to Rule 144 of the Securities Act, the restricted shares issued to Swartz can become free trading one year after issuance.  The Termination Agreement sets out various dates on which additional shares must be issued or cash paid if the 20 day moving average market value of the restricted shares and free trading shares, plus any cash paid, is less than $500,000.  These adjustments continue until the amount of free trading shares, plus cash paid, is at least equal to $500,000 ninety-one days after the last adjustment date.  Although the value to Swartz has been less than $500,000, to date, no additional shares have been issued or cash paid to Swartz.  Based on adjustment dates since the Termination Agreement until June 30, 2002, the Company may have to issue approximately 15,449,153 additional shares or pay cash of $455,750 to Swartz.  Since no shares were issued or cash paid within 10 days of the adjustment date, Swartz may have the option to choose to receive cash instead of additional shares.  To date, no such request or other communication has been received from Swartz. With respect to the Termination Agreement, no adjustments have been recorded in these financial statements.

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

Business Overview

As reported in previous filings, the Company's Canadian operating subsidiary voluntarily declared bankruptcy on May 10, 2001, and the Company has discontinued all operations other than such activity as required to keep the Company in good standing with the regulatory authorities.  Since the bankruptcy proceedings of SUM Media Corp. are ongoing, the remaining proceeds from the sale of the bankrupt subsidiary's assets are shown as restricted cash on the balance sheet. The Trustee's investigation of the title to computer equipment leased from Hewlett-Packard (Canada) Ltd. is ongoing.   As at June 30, 2002, no liabilities have been discharged and since the realization of assets will not be sufficient to settle the subsidiary's liabilities, the subsidiary is expected to report a gain on discharge of its obligations. The net liabilities of the Canadian subsidiary as recorded in the subsidiary's accounts have been included in these consolidated financial statements as at June 30, 2002.  Upon completion of the bankruptcy proceedings of the subsidiary, the excess of the liabilities over assets of the subsidiary will be credited to shareholders' deficiency as an adjustment on liquidation of the subsidiary.

As at June 30, 2002, the Company's joint venture, SUMmedia.com Asia Limited, and other subsidiary, SUMmedia America Inc., were inactive.

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

Results of Operations

Since the bankruptcy of the Canadian subsidiary and the discontinued operations of the business of the Company on May 10, 2001, SUMmedia has only incurred expenses necessary to keep the Company current with regulatory authorities.  These expenses primarily relate to legal, accounting and part-time staffing requirements.  Since the results for this quarter are not typical of results from previous quarters, and the Company has discontinued all operations, comparison with prior periods or further analysis of the results will not be meaningful and therefore, have not been presented.  SUMmedia reports its financial statements in U.S. dollars but its functional currency shifted to the Canadian dollar in 1999 due to a geographic change in SUMmedia's principal business activity.  With the closure of the Canadian operation, exposure to foreign currency risk has been reduced.  Therefore, the amount of exposure to foreign currency risk is not expected to be significant.

Liquidity and Capital Resources

At June 30, 2002, SUMmedia had no cash (June 30, 2001 - $Nil), a working capital deficiency of $7.9 million (June 30, 2001 - $9.7 million) and shareholders' deficiency of $7.9 million (June 30, 2001 - $9.7 million).    Since December 2000, the Company has been dependent on a major shareholder to supply working capital and will continue to be dependent on this shareholder now that all business activities have been discontinued.  How long the shareholders will continue to support the Company in this manner is uncertain.  Management, along with its major shareholders is seeking financing and other business opportunities.  There is no certainty that such initiatives will be successful.

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

In January 2001, a claim was filed against the Company for unpaid invoices totaling $51,688 for printing services.  An agreement to settle this claim had been reached; however as of December 31, 2001, the settlement amount of US$15,506.42 had not been paid.

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

Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended June 30, 2002.  Previous matters were disclosed in Item 4 on Form 10-KSB for the year ended December 31, 2001, incorporated herein by reference.

Item 5 - Other Information

Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

Not applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMmedia.com Inc.

 August 19, 2002

By: /s/Eamon P.M. Egan
Chairman and President

By: /s/Lawton W. Bloom
Secretary

By: /s/L. Evan Baergen
Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

            In connection with the Quarterly Report of SUMmedia.com, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Form 10-QSB"), I Eamon P.M. Egan, Chief Executive Officer of the Company, and I, Evan Baergen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

            (1) The Form 10-QSB fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

            (2) The information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 19, 2002

/s/Eamon P.M. Egan                                                                 /s/Evan Baergen
Eamon P.M. Egan                                                                    Evan Baergen
Chief Executive Officer                                                             Chief Financial Officer