Form 10QSB
period 2002-09-30
SUMMEDIA COM INC
filed 2002-11-19
CIK 870751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

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

SUMmedia.com Inc.
(discontinued operations)
Consolidated Balance Sheets

(expressed in U.S. dollars)
	SEPTEMBER 30	DECEMBER 31
	2002	2001
	(unaudited)	(audited)

ASSETS
Current assets
Restricted cash	$ 70,000	$ 70,000
Prepaid expenses	-	6,537
Total current assets	70,000	76,537

Property, plant and equipment	19,000	19,000
	$ 89,000	$ 95,537

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$ 4,206,651	$ 3,890,796
Due to related parties	3,679,349	3,280,825
Capital lease obligations	-	319,263
Total liabilities	7,886,000	7,490,884

Capital stock
Authorized
1,000,000 preferred shares, $0.01 par value
65,500,000 common shares, $0.01 par value
Issued
42,233,051 (2001 - 42,233,051) common shares	422,331	422,331
Additional paid-in capital	43,913,138	41,556,138
Accumulated other comprehensive (loss) / income	55,482	29,697
Deficit	(52,187,951)	(49,403,513)
	(7,797,000)	(7,395,347)
	$ 89,000	$ 95,537

See accompanying note on going concern and discontinued operations

The accompanying notes are an integral part of these
consolidated financial statements

SUMmedia.com Inc.
Consolidated Statements of Discontinued Operations

(expressed in U.S. dollars)

	FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30		FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30
	2002	2001	2002	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales	$ -	$ -	$ -	$ 49,089
Cost of sales	-	-	-	14,324
Gross profit	-	-	-	34,765

Operating expenses
Stock based compensation (general & admin.)	-	-	-	(246,506)
General and administrative	53,057	292,715	99,605	1,428,610
Interest expense	136,311	78,580	327,833	182,353
Marketing	-	-	-	455,540
Amortization of software	-	-	-	107,281
Amortization of property and equipment	-	-	-	218,851
Research and development	-	-	-	188,912
Beneficial conversion feature on e-Kong debt settlement	2,357,000	-	2,357,000	-
Loss on impairment of long-lived assets	-	85,500	-	3,009,290
	2,546,368	456,795	2,784,438	5,344,331
Income (loss) for the period	$ (2,546,368)	$ (456,795)	$ (2,784,438)	$ (5,309,566)

Weighted-average number of common shares outstanding	42,233,051	42,233,051	42,233,051	42,086,311

Basic and diluted loss per share	$ (0.07)	$ (0.01)	$ (0.07)	$ (0.13)

                                                             The accompanying notes are an integral part of these
                                                                                              consolidated financial statements.

SUMmedia.com Inc.
(discontinued operations)
Consolidated Statements of Changes in Shareholders' Deficiency

(expressed in U.S. dollars)
	COMMON STOCK	ADDITIONAL PAID IN CAPITAL	DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	SHAREHOLDERS' DEFICIENCY

	SHARES	AMOUNT

Balance - December 31, 2001 (audited)	42,233,051	$ 422,331	$ 41,556,138	$ (49,403,513)	$ 29,697	$ (7,395,347)

Beneficial conversion feature on e-Kong debt settlement			$ 2,357,000			2,357,000
Foreign currency translation adjustment (unaudited)	-	-	-	-	25,785	25,785
Loss for the period (unaudited)	-	-	-	(2,784,438)	-	(2,784,438)
Comprehensive loss (unaudited)	-	-	-	-	-	(2,758,653)
Balance - September 30, 2002 (unaudited)	42,233,051	$ 422,331	$ 43,913,138	$ (52,187,951)	$ 55,482	$ (7,797,000)

                                                            The accompanying notes are an integral part of these
                                                                                              consolidated financial statements.

SUMmedia.com Inc.
(discontinued operations)
Consolidated Statements of Cash Flows

(expressed in U.S. dollars)
	FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30
	2002	2001
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (2,784,438)	$ (5,309,566)
Adjustments to reconcile loss for the period to net cash used in operating activities
Stock based compensation	-	(246,506)
Amortization of software	-	107,281
Amortization of property and equipment	-	218,851
Loss on impairment of long-lived assets	-	3,009,290
Gain on disposition of property and equipment	-	97,815
Beneficial conversion feature on e-Kong debt settlement	2,357,000	-
Changes in non-cash working capital items
Restricted cash	-	(73,000)
Accounts Receivable	-	111,127
Sales tax recoverable	-	23,251
Prepaid expenses	6,586	436,313
Other assets	-	41,100
Accounts payable and accrued liabilities	341,362	(2,295,398)
Gain on settlement of debt from subsidiaries	-	2,616,905
Deferred Revenue	-	(100,389)
	(79,490)	(1,362,926)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common shares	-	109,588
Due to related parties	398,524	1,764,815
Repayment/settlement of capital lease obligations	(322,271)	(388,814)
	76,253	1,485,589
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Proceeds from sale of (purchase of) property and equipment	-	73,000
	-	73,000
Foreign exchange effect on cash	3,237	(195,663)
Increase (decrease) in cash and cash equivalents	$ -	$ -
Cash and cash equivalents, beginning of the period	-	-
Cash and cash equivalents, end of the period	$ -	$ -

The accompanying notes are an integral part of these
consolidated financial statements

SUMmedia.com Inc.
(discontinued operations)
Notes to Consolidated Financial Statements (unaudited)
September 30, 2002

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

In conjunction with the decision to discontinue operations, the Company's Canadian operating subsidiary, SUM Media Corp., voluntarily declared bankruptcy on May 10, 2001 and filed an Assignment for the General Benefit of Creditors pursuant to the Canadian Bankruptcy and Insolvency Act.  The investigation by the Trustee, Ernst and Young, concerning the title to computer equipment leased from Hewlett-Packard (Canada) Ltd., is ongoing.  As at September 30, 2002, no liabilities have been discharged and since the realization of assets will not be sufficient to settle the subsidiary's liabilities, the subsidiary is expected to report a gain on discharge of its obligations. The net liabilities of the Canadian subsidiary as recorded in the subsidiary's accounts have been included in these consolidated financial statements as at September 30, 2002.

	SEPTEMBER 30, 2002	DECEMBER 31, 2001
	(unaudited)	(audited)
Restricted cash	$ 70,000	$ 70,000
Property and equipment	19,000	19,000
Accounts payable and accrued liabilities	(3,765,783)	(3,456,524)
Intercompany	(18,522,377)	(18,522,377)
Capital Leases	-	(319,263)
Net Liabilities	$ (22,199,160)	$ (22,209,164)

Upon completion of the bankruptcy proceedings of the subsidiary, the excess of the liabilities over assets of the subsidiary will be credited to shareholders' deficiency as an adjustment on liquidation of the subsidiary.

As at September 30, 2002, the Company's joint venture, SUMmedia.com Asia Limited, and other subsidiary, SUMmedia America Inc., remain inactive.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial information.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of the Company's management, the unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the financial position as at September 30, 2002 and the results of operations for the nine month periods ended September 30, 2002 and 2001.   For further information, refer to the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.

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

Prepaid Expenses

	SEPTEMBER 30, 2002	DECEMBER 31, 2001
	(unaudited)	(audited)
Prepaid Insurance	$ -	$ 6,537
	$ -	$ 6,537

Accounts Payable and Accrued Liabilities

	SEPTEMBER 30, 2002 (unaudited)	DECEMBER 31, 2001 (audited)
Trade accounts payable Unpaid employee payroll deductions	$ 4,087,651 119,000	$ 3,771,591 119,205
	$ 4,206,651	$ 3,890,796

Due to Related Parties

The Company borrowed the following amounts from certain shareholders:

		September 30 2002 (unaudited)	December 31 2001 (audited)
Due to e-Kong Services Limited and affiliates	(a)	$ 3,187,775	$ 2,827,903
Due to Dennis Molloy and Grant Petersen	(b)	312,471	285,940
Due to Grant Petersen	(c)	94,779	88,846
Due to Dennis Molloy	(c)	39,703	37,453
Due to Philip Kunsberg	(d)	44,621	40,683
		$ 3,679,349	$ 3,280,825

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

No demands have been made for repayment of interest or the loans and the Company is not in default on any interest payment.  Interest expensed during the nine month period ended September 30, 2002 and included in the amounts above is $311,681 ($34,134 - September 30, 2001).

To settle the debt owed to e-Kong Services Limited, the issuance of 275,008,796 common shares to e-Kong or its nominee was approved by the Company's shareholders at the Annual General Meeting held December 28, 2001.  This agreement provides e-Kong with the option to convert all or a portion of its debt at $0.01 per share to a maximum of 275,008,796 shres.  The option to convert the debt into shares is at the sole discretion of e-Kong.  at the time of shareholder approval, the difference between the market price of the Company's common shares and the conversion price, as stated in the debt conversion agreement, results in a beneficial conversion to e-Kong.  In accordance with Emergin Issues Taask Force Publication 98-5, the beneficial conversion amount of $2,357,000 has been recognized as an expense and an increase to additional paid in capital during the year.

Commitments

As part of the lease agreement with Hewlett-Packard (Canada) Ltd. (HP), SUMmedia was to issue warrants of the Company's common stock equal to 10% of the value of the lease.  These warrants were not issued as at September 30, 2002, but the cost of the warrants ($34,517) has been valued using the Black-Scholes valuation method and has been accrued in the financial statements. Due to the termination of the lease agreement and the return of assets pursuant to the agreement, the Company does not expect to issue these warrants and has written the assets under capital lease down to their estimated net realizable value of $19,000.  As of September 30, 2002, the Company is in default of its lease agreement and is behind in its lease payments to HP by approximately $1,736,720.  This amount is included in accounts payable.  The lease contains no clauses that would cause future payments to become accelerated or due immediately in the event of such default or any other consequences for failure to comply with the terms of the lease.  HP terminated the lease and to date, no claim has been made by HP against the Company for lease payments owed.  The title to these assets is in dispute between the Trustee in the bankruptcy of the Company's subsidiary and HP.  The assets are currently in the possession of the Trustee.

Comprehensive Loss

Comprehensive loss is comprised of net loss and foreign currency translation adjustments related to other comprehensive income.  Other comprehensive loss was $25,785 and $107,893 for the nine month periods ended September 30, 2002 and 2001, respectively.

Segment Information

The Company has identified its operating segments in the past based on its business activities.  Since the Company does not currently have any operating segments, no segmented information is presented.

Supplemental Cash Flow Information

FOR THE NINE MONTH PERIOD ENDED

	SEPTEMBER 30, 2002	SEPTEMBER 30, 2001
SUPPLEMENTAL CASH-FLOW INFORMATION
Cash paid for income taxes	$ -	$ -
Cash paid for interest	-	-
SUPPLEMENTAL NON-CASH INVESTING AND
FINANCING ACTIVITIES
Issuance of common shares for acquisition of subsidiaries	-	425,369
Interest accrued on amounts owed to related parties	311,681	109,023

Capital Stock

There were no share or warrant transactions during the period.  No warrants are outstanding as at September 30, 2002.

Stock Options

A summary of the activity during the quarter ended September 30, 2002, under the 1999 Stock Option Plan is as follows:

	Number of	Exercise
	Common	Price
	Shares	Per Share
Balance - Outstanding at June 30, 2002 (unaudited)	603,000	3.125
Granted July 1 - September 30, 2002 (unaudited)	-	-
Exercised July 1 - September 30, 2002 (unaudited)	-	-
Forfeited July 1 - September 30, 2002 (unaudited)	-	-
Balance - September 30, 2002 (unaudited)	603,000	3.125

Contingencies

Pursuant to a Settlement Agreement dated July 25, 2000, related to a legal action against the Company and its bankrupt subsidiary by a former officer and director for unfair dismissal, the former officer and director has commenced a new legal action against the bankrupt subsidiary for non-performance under the settlement agreement.  Specifically, the former officer and director of the Company is claiming that SUM Media Corp. (now in bankruptcy) did not fulfill its obligation under the settlement agreement to find a purchaser for 200,000 restricted SUMmedia.com Inc. shares held by the former officer and director at a price equal to $4.00 per share.  The former officer and director of the Company is claiming damages of $800,000 and costs.  The Company believes that this claim is without merit and furthermore, it has not yet been determined if this claim is an allowable claim against the bankrupt subsidiary.  Accordingly, no accrual has been made in these financial statements.

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

In January 2001, a claim was filed against the Company for unpaid invoices totaling $51, 688 for printing services.  An agreement to settle this claim had been reached; however as of September 30, 2002, the settlement amount of US $15,506.42 had not been paid.

Two former employees have filed claims against the Company's U.S. subsidiary, SUMmedia America Inc., for $15,000 each, relating to the termination of their employment.  The claimants have taken no further action against the Company.

As reported previously on Form 10-QSB and Form 10-KSB, and pursuant to a Termination Agreement dated December 22, 2000, between the Company and Swartz Private Equity LLC ("Swartz"), potential future obligations to issue additional common shares to Swartz still exist, based on a share value adjustment clause.  Under the Termination Agreement, 1,500,000 restricted shares were issued to Swartz in January 2001 and 878,455 warrants previously issued to Swartz were cancelled.  Pursuant to Rule 144 of the Securities Act, the restricted shares issued to Swartz can become free trading one year after issuance.  The Termination Agreement sets out various dates on which additional shares must be issued or cash paid if the 20 day moving average market value of the restricted shares and free trading shares, plus any cash paid, is less than $500,000.  These adjustments continue until the amount of free trading shares, plus cash paid, is at least equal to $500,000 ninety-one days after the last adjustment date.  Although the value to Swartz has been less than $500,000, to date, no additional shares have been issued or cash paid to Swartz.  Based on adjustment dates since the Termination Agreement until September 30, 2002, the Company may have to issue approximately 48,500,000 additional shares or pay cash of $485,000 to Swartz.  Since no shares were issued or cash paid within 10 days of the adjustment date, Swartz may have the option to choose to receive cash instead of additional shares.  To date, no such request or other communication has been received from Swartz. With respect to the Termination Agreement, no adjustments have been recorded in these financial statements.

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

Business Overview

As reported in previous filings, the Company's Canadian operating subsidiary voluntarily declared bankruptcy on May 10, 2001, and the Company has discontinued all operations other than such activity as required to keep the Company in good standing with the regulatory authorities.  Since the bankruptcy proceedings of SUM Media Corp. are ongoing, the remaining proceeds from the sale of the bankrupt subsidiary's assets are shown as restricted cash on the balance sheet. The Trustee's investigation of the title to computer equipment leased from Hewlett-Packard (Canada) Ltd. is ongoing.   As at September 30, 2002, no liabilities have been discharged and since the realization of assets will not be sufficient to settle the subsidiary's liabilities, the subsidiary is expected to report a gain on discharge of its obligations. The net liabilities of the Canadian subsidiary as recorded in the subsidiary's accounts have been included in these consolidated financial statements as at September 30, 2002.  Upon completion of the bankruptcy proceedings of the subsidiary, the excess of the liabilities over assets of the subsidiary will be credited to shareholders' deficiency as an adjustment on liquidation of the subsidiary.

As at September 30, 2002, the Company's joint venture, SUMmedia.com Asia Limited, and other subsidiary, SUMmedia America Inc., were inactive.

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

Liquidity and Capital Resources

At September 30, 2002, SUMmedia had no cash (September 30, 2001 - $Nil), a working capital deficiency of $7.8 million (September 30, 2001 - $7.7 million) and shareholders' deficiency of $7.8 million (September 30, 2001 - $7.5 million).    Since December 2000, the Company has been dependent on a major shareholder to supply working capital and will continue to be dependent on this shareholder now that all business activities have been discontinued.  How long the shareholders will continue to support the Company in this manner is uncertain.  Management, along with its major shareholders is seeking financing and other business opportunities.  There is no certainty that such initiatives will be successful.

Quantitative and Qualitative Disclosure about Market Risk

SUMmedia's exposure to market risk has been minimal given the inactive status of the Company and current low trading value per share.  This is not expected to change unless an active business is re-started within the Company.

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

Pursuant to a Settlement Agreement dated July 25, 2000, related to a legal action against the Company and its bankrupt subsidiary by a former officer and director for unfair dismissal, the former officer and director has commenced a new legal action against the bankrupt subsidiary for non-performance under the settlement agreement.  Specifically, the former officer and director of the Company is claiming that SUM Media Corp. did not fulfill its obligation under the settlement agreement to find a purchaser for 200,000 restricted SUMmedia.com Inc. shares held by the former officer and director at a price equal to $4.00 per share.  The former officer and director of the Company is claiming damages of $800,000 and costs.  The Company believes that this claim is without merit and furthermore, it has not yet been determined if this claim is an allowable claim against the bankrupt subsidiary.  Accordingly, no accrual has been made in these financial statements.

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

In January 2001, a claim was filed against the Company for unpaid invoices totaling $51,688 for printing services.  An agreement to settle this claim had been reached; however as of September 30, 2002, the settlement amount of US $15,506.42 (plus any applicable interest)  had not been paid.

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

Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2002.  Previous matters were disclosed in Item 4 on Form 10-KSB for the year ended December 31, 2001, incorporated herein by reference.

Item 5 - Other Information

Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

Not applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMmedia.com Inc.

 November 18, 2002

By: /s/Eamon P.M. Egan
Chairman and President

By: /s/Lawton W. Bloom
Secretary

By: /s/L. Evan Baergen
Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

            In connection with the Quarterly Report of SUMmedia.com, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Form 10-QSB"), I Eamon P.M. Egan, Chief Executive Officer of the Company, and I, Evan Baergen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

            (1) The Form 10-QSB fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

            (2) The information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 18, 2002

/s/Eamon P.M. Egan                                                                 /s/Evan Baergen
Eamon P.M. Egan                                                                    Evan Baergen
Chief Executive Officer                                                             Chief Financial Officer