Form 10QSB/A
period 2002-06-30
SUMMEDIA COM INC
filed 2002-11-21
CIK 870751

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

SUMmedia.com Inc.
(discontinued operations)
Consolidated Balance Sheets

(expressed in U.S. dollars)
	JUNE 30	DECEMBER 31
	2002	2001
	(unaudited)	(audited)

ASSETS
Current assets
Restricted cash	$ 70,000	$ 70,000
Prepaid expenses	-	6,537
Total current assets	70,000	76,537

Property and equipment	19,000	19,000
	$ 89,000	$ 95,537

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$ 4,325,912	$ 3,890,796
Due to related parties	3,608,497	3,280,825
Capital lease obligations	49,201	319,263
Total liabilities	7,983,610	7,490,884

Capital stock
Authorized
1,000,000 preferred shares, $0.01 par value
65,500,000 common shares, $0.01 par value
Issued
42,233,051 (2001 - 42,233,051) common shares	422,331	422,331
Additional paid-in capital	43,913,138	41,556,138
Accumulated other comprehensive income	(120,837)	29,697
Deficit	(52,109,242)	(49,403,513)
	(7,894,610)	(7,395,347)
	$ 89,000	$ 95,537

See accompanying note on going concern and discontinued operations

The accompanying notes are an integral part of these
consolidated financial statements

SUMmedia.com Inc.
Consolidated Statements of Discontinued Operations

(expressed in U.S. dollars)

	FOR THE SIX MONTH PERIOD ENDED JUNE 30
	2002	2001
	(unaudited)	(unaudited)
Sales	$ -	$ 49,089
Cost of sales	-	14,324
Gross profit	-	34,765

Operating expenses
Stock based compensation (general & admin.)	-	(246,506)
General and administrative	87,258	1,135,895
Interest expense	261,471	103,773
Marketing	-	455,540
Amortization of software	-	107,281
Amortization of property and equipment	-	218,851
Research and development	-	188,912
Beneficial conversion feature on e-KONG debt settlement	2,357,000	-
Loss on impairment of long-lived assets	-	2,923,790
	348,729	4,887,536
Income (loss) for the period	$ 2,705,729	$ (4,852,771)

Weighted-average number of common shares outstanding	42,233,051	42,086,311

Basic and diluted loss per share	$ (0.06)	$ (0.12)

                                                             The accompanying notes are an integral part of these
                                                                                              consolidated financial statements.

SUMmedia.com Inc.
(discontinued operations)
Consolidated Statements of Changes in Shareholders' Deficiency

(expressed in U.S. dollars)

	COMMON	STOCK	ADDITIONAL PAID IN CAPITAL	DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	SHAREHOLDERS' DEFICIENCY

	SHARES	AMOUNT
Balance - December 31, 2001 (audited)	42,233,051	$ 422,331	$ 41,556,138	$ (49,403,513)	$ 29,697	$ (7,395,347)

Beneficial conversion feature on e-KONG debt settlement			$ 2,357,000			2,357,000
Foreign currency translation adjustment (unaudited)	-	-	-	-	(150,534)	(150,534)
Loss for the period (unaudited)	-	-	-	(2,705,729)	-	(348,729)
Comprehensive loss (unaudited)				-	-	(499,263)
Balance - June 30, 2002 (unaudited)	42,233,051	$ 422,331	$ 43,913,138	$ (52,109,242)	$ (120,837)	$ (7,894,610)

                                                            The accompanying notes are an integral part of these
                                                                                              consolidated financial statements.

SUMmedia.com Inc.
(discontinued operations)
Consolidated Statements of Cash Flows

(expressed in U.S. dollars)
	FOR THE THREE MONTH PERIOD ENDED JUNE 30		FOR THE SIX MONTH PERIOD ENDED JUNE 30
	2002	2001	2002	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	(2,467,659)	(337,440)	$ (2,705,729)	$ (4,852,771)
Adjustments to reconcile loss for the period to net cash used in operating activities
Stock based compensation	-	-	-	(246,506)
Amortization of software	-	-	-	107,281
Amortization of property and equipment	-	(1)	-	218,851
Loss on impairment of long-lived assets	-	-	-	2,923,790
Beneficial conversion feature on e-KONG debt settlement	2,357,000	-	2,357,000	-
Gain on disposition of property and equipment	-	-	-	97,815
Changes in non-cash working capital items
Restricted cash	-	(158,500)	-	(158,500)
Accounts Receivable	-	2,948	-	110,954
Sales tax recoverable	-	16,785	-	23,362
Prepaid expenses	122	14,744	6,580	432,673
Other assets	-	-	-	41,100
Accounts payable and accrued liabilities	147,021	(220,081)	285,408	(37,848)
Deferred Revenue	-	-	-	(100,868)
	36,484	(681,545)	(56,741)	(1,440,667)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of common shares	-	100	-	109,588
Due to related parties	105,532	439,079	327,672	1,395,590
Repayment/settlement of capital lease obligations	(142,233)	-	___(274,019)	__(191,208)
	(36,701)	439,179	53,653	1,313,970
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Proceeds from sale of (purchase of) property and equipment	-	153,000	-	153,000
	-	153,000	-	153,000
Foreign exchange effect on cash	217	89,366	3,088	(26,303)
Increase (decrease) in cash and cash equivalents	$ -	$ -	$ -	$ -
Cash and cash equivalents, beginning of the period	-	-	-	-
Cash and cash equivalents, end of the period	$ -	$ -	$ -	$ -

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

To settle the debt owed to e-Kong Services Limited, the issuance of 275,008,796 common shares to e-Kong or its nominee was approved by the Company's shareholders at the Annual General Meeting held December 28, 2001.  This agreement provides e-Kong with the option to convert all or a portion of its debt at $0.01 per share to a maximum of 275,008,796 shares.  The option to convert the debt into shares is at the sole discretion of e-Kong.  at the time of shareholder approval, the difference between the market price of the Company's common shares and the conversion price, as stated in the debt conversion agreement, results in a beneficial conversion to e-Kong.  In accordance with Emergin Issues Taask Force Publication 98-5, the beneficial conversion amount of $2,357,000 has been recognized as an expense and an increase to additional paid in capital during the year.

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

SUMmedia.com Inc.

 November 20, 2002

By: /s/Eamon P.M. Egan
Chairman and President

By: /s/Lawton W. Bloom
Secretary

By: /s/L. Evan Baergen
Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

            In connection with the Quarterly Report of SUMmedia.com, Inc. (the "Company") on Form 10-QSB/A for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Form 10-QSB/A"), I Eamon P.M. Egan, Chief Executive Officer of the Company, and I, Evan Baergen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

            (1) The Form 10-QSB/A fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

            (2) The information contained in the Form 10-QSB/A fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 20, 2002

/s/Eamon P.M. Egan                                                                 /s/Evan Baergen
Eamon P.M. Egan                                                                    Evan Baergen
Chief Executive Officer                                                             Chief Financial Officer